Form 10-K
period 2023-12-31
Manitex International, Inc.
filed 2024-02-29
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

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

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of February 21, 2024 was approximately $80.6 million based upon the closing price for the Common Stock of $6.49 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of February 27, 2024 was 20,273,085.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2023 Annual Meeting (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

ITEM 1. BUSINESS

Our Business

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Following the completion of the Rabern acquisition in 2022, the Company reports in two business segments and has five operating segments which there are five reporting units.

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms and electrical industrial cranes Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, energy distribution and infrastructure development, including roads, bridges and commercial construction and the tree care industry.

PM and Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 65-year history of technology and innovation, and a product range spanning more than 50 models. PM has an innovative line of 1.5 to 210 ton hydraulic articulated cranes serving the power generation, transmission and distribution industry, tree care and landscaping industry and mining and mineral industries. PM is also a manufacturer of truck-mounted and self-propelled aerial platforms with a diverse product line and an international client base. Truck mounted aerial work platforms are widely used in several diverse applications. High reach aerial work platforms are used in highway signage maintenance and construction, parking lot lighting applications, as well as telecommunication maintenance and upgrades. Medium reach aerial work platforms cover most retail shopping and commercial advertising. Larger capacity aerial work platforms are used as support vehicles to service and maintain equipment in mining applications. Cranes and aerial platforms are configured for tree management and removal, both manned and remote applications. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico. PM cranes are also distributed by the Company's subsidiary, Manitex Inc, in Georgetown, Texas.

The Company’s subsidiary, Manitex Valla S.r.L. (“Valla”) produces a full range of precision pick and carry industrial cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The cranes have a lifting capacity of 2 to 25 metric tons and serve the industrial manufacturing, general construction and maintenance, signs and lifting industries. These products are sold internationally through dealers and into the rental distribution channel.

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

The Company’s majority-owned subsidiary, Rabern, rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern also rents equipment to homeowners for do-it-yourself projects. Rabern operates through commercial distribution and delivery stores (branches). Rabern has four branches: three located in the greater Amarillo, Texas market and one located in Lubbock, Texas.

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

INFORMATION ABOUT OUR BUSINESS

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility, with some models capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 17- to 85-tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles trend less than ten years. The market for boom trucks has historically been cyclical.

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

The Company has developed an electric option called Manitex ECSY (Electric Crane System). The ECSY system is a practical innovation, allowing owners the flexibility to operate the crane remotely on chassis diesel hydraulic power with a supplemental electric motor, which can be engaged when the crane is stationary and operate on locally available electric power sources.

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

The knuckle boom crane market is a global market with a wide variety of end sector applications, but focused particularly on residential and non-residential construction, road and bridge infrastructure development, waste management and utility applications. PM knuckle boom cranes are sold into a variety of geographies including West and East Europe, Central Asia, Africa, North and Central America, South America, the Middle East and the Far East and Pacific region. Historically, PM focused on its domestic and local Western European markets, but in recent years has expanded its sales and distribution efforts internationally. PM has six international sales and distribution offices located in Argentina, Chile, France, Mexico, Spain, and Singapore.

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

Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2023	2022
Boom trucks and knuckle boom cranes	60%	53%
Aerial platforms	12%	14%
Part and merchandise sales	10%	12%
Rental	9%	7%
Other equipment	8%	12%
Services	1%	2%
Net Revenue	100%	100%

In 2023 and 2022 no customer accounted for 10% or more of the Company’s revenue.

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

Supply chain issues have impacted the Company and we expect this to continue to cause disruption in 2024. The disruptions continue to put a strain on our team and resources, specifically on our electronic components and steel products. Future supply chain issues that might impact the Company will in part depend on how fast the rate of growth is for a product. Strong general economic growth could put us in competition for parts with other industries. Additionally, events or circumstances at a particular supplier could impact the availability of a necessary component.

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

Backlog

Backlog, which includes firm orders for equipment which we have not yet shipped as well as orders by foreign subsidiaries for international deliveries, was $170.3 million at the end of the fourth quarter of 2023, down 26.0% from the end of 2022.

The majority of the Company's backlog is expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts sales are generally filled as ordered.

Employees

As of December 31, 2023, the Company had 705 full-time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. None of our employees are covered by collective bargaining agreements.

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

As of December 31, 2023, the Company’s total debt was $94.9 million, which includes notes payable and finance lease obligations.

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

SEC Rules require that we perform an annual assessment of the design and effectiveness of our internal controls over financial reporting. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, our ability to maintain compliance with covenants, any of which may require substantial time, expense and management resources to remediate, or cause our stock price to decline.

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
•
general economic and political conditions internationally; and
•
public health concerns.

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

The Company depends on its information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. If our information technology systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate approximately 39% of the Company’s common stock as of February 14, 2024. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, even if smaller shareholders support such a transaction, which could cause the market price of our common stock to fall or prevent smaller shareholders from receiving a premium in such a transaction.

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

The Company reviews goodwill, long-lived assets, including property and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. As of December 31, 2023, the Company had no impairment charges to goodwill, other intangibles and fixed assets. Although the Company believes its estimates and assumptions relating to the carrying value of these assets are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. An impairment of a significant portion of goodwill, intangible assets or fixed assets could materially and negatively affect the Company’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company recognizes the critical importance of identifying, assessing and managing material risks from cybersecurity threats. We have an enterprise-wide cybersecurity risk management program to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.

Our cybersecurity risk management program leverages the Center for Internet Security (CIS) framework. This includes the CIS Risk Assessment Method (CIS RAM) and CIS Controls Self-Assessment (CSAT). We are implementing CIS Critical Security Controls to assess and strengthen our risk management and cybersecurity posture against an evolving threat landscape.

Key elements of our cybersecurity risk management program include:

•
The formalization and implementation of enterprise-wide IT and Information Security Policies which include encryption standards, antivirus protection, vulnerability management and reporting, multifactor authentication, granting and removing of access, confidential information, credential standards, and the baseline hardening of devices;
•
Conducting vulnerability assessments and penetration tests;
•
Enhancement of segregation of duties to mitigate the risk of self-review of transactions within the system;
•
Revision of user access request documentation to clearly define the roles and permissions assigned to users;
•
Thorough review of the accuracy and completeness of user listings and access;
•
Monthly evaluations to identify and assess cybersecurity risk to our enterprise information technology environment;
•
Continued collaboration with external specialists to aid in the ongoing evaluation of existing policies and assess, test or otherwise assist with aspects of our security controls; and
•
General cybersecurity training for all employees and role-based specialized training for certain roles to enhance the awareness of shared responsibility for cybersecurity risk management.

We continue to face multiple cybersecurity risks, and, in the past, we have had minor incidents. None of the prior incidents had a material effect on our reputation, business strategy, results of operations or financial condition. For more information on the cybersecurity threats and risks we face, see Part I, Item 1A. – Risk Factors.

Cybersecurity Governance

The Board of Directors has delegated the oversight of cybersecurity risk to the Audit Committee. The Audit Committee oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our CFO, regularly briefs the Audit Committee on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us.

Through our IT Steering Committee, the Director of Global IT provides regular reports to the CFO on cybersecurity metrics and any cybersecurity incidents. The Company’s Director of Global IT is responsible for developing and implementing the information security program and reporting on cybersecurity matters to the CFO and the IT Steering Committee. Our IT Steering Committee is comprised of representatives from Information Security and Technology, Internal Audit and members of executive management. This committee meets periodically to discuss and review Manitex’s information security program and receives updates from the Information Security and Technology Department and Internal Audit Department.

We have continued to expand our security controls, investment, and oversight of our cybersecurity program. The Information Security and Technology management team regularly monitors alerts and reviews the resolutions. We regularly test and review our defenses by performing internal tests, including phishing and vishing tests, external red team penetration testing, and by reviewing our operational policies, procedures, and controls with third-party experts. Prior to engaging a third-party vendor, IT management reviews and approves service organizational control reports. The review of vendor SOC reports for existing vendors is completed annually. Tests, reviews, and assessments are important tools for properly maintaining a robust cybersecurity program.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company currently has seven principal operating plants for the lifting equipment segment.

The Company has four locations for the rental equipment segment.

Business Segment	Facility Location
Lifting Equipment	Georgetown, TX
Bridgeview, IL
San Cesario sul Panaro, Italy (3 locations)
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

Number of Common Stockholders

As of January 31, 2024 there were 143 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2023 and 2022, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the year ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share
January 1— January 31, 2023	—	$—
February 1—February 28, 2023	—	—
March 1—March 31, 2023	7,605	5.22
April 1—April 30, 2023	—	—
May 1—May 31, 2023	—	—
June 1—June 30, 2023	1,875	4.82
July 1—July 31, 2023	1,727	5.43
August 1—August 31, 2023	—	—
September 1—September 30, 2023	—	—
October 1 through October 31, 2023	—	—
November 1 through November 30, 2023	—	—
December 1 through December 31, 2023	177	6.96

Total	11,384	$5.21

(1)
The Company purchased and canceled 11,384 shares of its common stock. The shares were purchased from employees throughout the year at an average market closing price of $5.21 The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

New Business Segment

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of approximately $26 million in cash plus assumed debt of $14 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. The financial results include the Rabern operations since the date of the acquisition

Rabern added a sales location in Lubbock Texas in April 2023. The Lubbock facility is approximately 15,000 square feet. The Lubbock facility will increase commercial revenue for the Rabern business.

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

The following table sets forth certain financial data for the years ended December 31, 2023 and 2022:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Net revenues	$291,389	$273,854	$17,535	6.4%
Cost of sales	229,037	223,835	5,202	2.3
Gross profit	62,352	50,019	12,333	24.7
Operating expenses
Research and development costs	3,388	2,989	399	13.3
Selling, general and administrative expenses	43,122	40,417	2,705	6.7
Transaction costs	-	2,236	(2,236)	(100)
Total operating expenses	46,510	45,642	868	1.9
Operating income	15,842	4,377	11,465	261.9%
Other income (expense)
Interest expense	(7,774)	(4,637)	(3,137)	67.6
Interest income	211	2	209	10,450.0
Foreign currency transaction loss	(2,539)	(108)	(2,431)	2,250.9
Other income (expense)	(278)	(1,818)	1,540	(84.7)
Total other income (expense)	(10,380)	(6,561)	(3,819)	58.2
Income (loss) before income taxes	5,462	(2,184)	7,646	(350.0)
Income tax expense (benefit)	(2,395)	2,114	(4,509)	(213.3)
Net income (loss)	7,857	(4,298)	12,155	282.8
Net income attributable to noncontrolling interest	501	603	(102)	(16.9)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$7,356	$(4,901)	$12,257	250.1%

Year Ended December 31, 2023 Operations Compared to Year Ended December 31, 2022

Net revenue —For the year ended December 31, 2023, net revenue and gross profit were $291.4 million and $62.4 million, respectively. Gross profit as a percent of net revenues was 21.4% for the year ended December 31, 2023. For the year ended December 31, 2022, net revenue and gross profit were $273.9 million and $50.0 million, respectively. Gross profit as a percent of net revenues was 18.3% for the year ended December 31, 2022.

For 2023, revenues increased $17.5 million, or 6.4%, from $273.9 million for 2022. The increase in revenues is primarily due to increases in sales of knuckle boom cranes from the Company’s foreign subsidiaries offset by a decrease in chassis sales. Additional increase in rental revenue was realized as a result of the Rabern acquisition.

Gross profit - Gross profit as a percent of net revenues was 21.4% for the year end. The impact of foreign currency accounts for $3.6 million of revenue increase over 2022. d December 31, 2023, which increased 3.1% from 18.3% for the year ended December 31, 2022. The increase in gross profit is attributable to increased sales volume, higher selling prices and a more profitable sales mix in the PM and Manitex businesses. Gross Profit also increased due to revenues from the Rabern acquisition and a new location added in Lubbock, Texas.

Research and development costs —Research and development for the year ended December 31, 2023 was $3.4 million, compared to $3.0 million for the comparable period in 2022. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expenses — Selling, general and administrative expense for the year ended December 31, 2023 was $43.1 million compared to $40.4 million for the comparable period in 2022, an increase of $2.7 million. The increase is driven by an additional three months of expense in the rental segment, the acquisition having occurred in April 2022, trade show expenses, increase in insurance costs, higher salaries and benefits, partially offset by decreased severance costs and legal fees.

Transaction costs — Transaction costs for the twelve months ended December 31, 2022 was $2.2 million, related to deal costs in connection with the Rabern acquisition.

Interest expense —Interest expense was $7.8 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense is due to higher debt and interest rates due to the new credit facilities added in connection with the Rabern acquisition and funding required for the increase in inventory levels.

Foreign currency transaction loss —The Company had a foreign currency loss of $2.5 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. A substantial portion of the losses relate to changes in the Argentine peso.

Other income (expense)— Other expense was $0.3 million for the year ended December 31, 2023 compared to $1.8 million for the comparable period in 2022. The expense in 2023 relates to a pension settlement obligation of $0.2 million related to the termination of services provided by union members and $0.3 million of legal settlement charges, offset by royalty income in connection with the sale of the Sabre business in 2020. The amount for 2022 relates to a legal settlement, partially offset by a gain on the sale of a Badger facility and the reversal of a previous recorded contingent liability.

Income tax (benefit) expense — The calculation of the overall income tax benefit for the twelve months ended December 31, 2023 primarily consists of a domestic income tax benefit due to a partial release of the valuation allowance offset by the Rabern domestic tax provision, foreign income taxes offset by a partial release of the PM Italy valuation allowance, and the change in uncertain tax positions.

The Company’s effective tax rate was an income tax benefit of (43.8%) on pretax income of $5.5 million compared to an income tax provision of 96.8% on a pretax loss of $2.2 million from prior year. The effective tax rate for the year ended December 31, 2023 differs from the U.S. statutory rate of 21% primarily due to the tax effects related to the mix of domestic and foreign earnings, nondeductible permanent differences, US federal GILTI inclusion, a partial release of the US federal and PM Italy valuation allowances and the change in uncertain tax positions..

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $9.5 million and $8.2 million at December 31, 2023 and December 31, 2022 , respectively. At December 31, 2023, the Company had global liquidity of approximately $31 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At December 31, 2023, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one bank in Romania. Under these facilities, the PM Group can borrow $24.9 million against orders, invoices and letters of credit . At December 31, 2023, the PM Group had availability under these facilities of $7.1 million. Future advances are dependent on having available collateral.

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

At December 31, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash Flows for 2023 and 2022

Operating Activities - For 2023, operating activities provided $2.2 million compared to $5.1 million used during 2022. Cash used in working capital was $15.3 million for 2023 compared to cash used by working capital of $10.6 million for the same period in the prior year. The change is due to an increase in inventory balances partially offset by the changes in accounts receivable and accounts payable.

Investing Activities - Cash used in investing activities was $5.9 million in 2023 compared to $52.6 million used in investing activities in the same period a year ago. Cash used in 2023 was primarily related to the purchase of fleet assets for the rental business and other equipment purchases of $7.1 million, partially offset by proceeds from the sale of fleet assets of $1.2 million. Cash used in 2022 was primarily related to cash payments and revolving loan payoff from the Rabern acquisition of $38 million, property and equipment purchases of $16.1 million offset by $1.4 million in proceeds from the sale of the Badger facility and other equipment.

Financing Activities - Cash provided by financing activities was an inflow of $3.6 million for 2023 and $45.9 million for 2022 . For 2023, the financing activity included borrowings on the revolving credit facility offset by payments of notes payable. Cash provided by financing activities in 2022 included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $41.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, working capital borrowing of $4.5 million and borrowings for insurance agreements and finance leases of $2.4 million, offset by repayment of previous revolving credit facility of $12.8 million and notes of $4.0 million.

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

On October 19, 2022, the Company agreed to settle various claims made by Custom Truck One Source, L.P. (“Custom Truck”) in connection with the sale of our Load King business to Custom Truck in 2015. In connection with this settlement, the Company agreed to pay Custom Truck an aggregate sum of $2.9 million, payable in ten equal quarterly installments, without interest. As of December 31, 2023, the outstanding balance is $1.5 million.

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

Rental Revenue

The Company recognizes rental revenue in accordance with two different accounting standards ASC 606 (which addresses revenue from contracts with customers and ASC 842 (which addresses lease revenue).

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

Critical Accounting Estimates

Inventories and Related Reserve for Obsolete and Excess Inventory.

Inventories are valued at the lower of cost or net realizable value and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon historical experiences and/or specific identification of excess or obsolete inventories.

Goodwill

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

The process involves the calculation of an implied fair value of goodwill for each reporting unit for which the valuation indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

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

The Tax Cuts and Jobs Act also establishes global intangible low-taxed income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

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

Accounting Standards Implemented in 2023

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

On December 21, 2022, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU), “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company determined there was no material effect on the Company’s financial statements related to Reference Rate Reform Guidance

Accounting Standards Recently Issued

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, that incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments in ASU 2023-07 are effective for the Company beginning with its 2024 annual report, and its interim periods beginning in 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

There have been no other accounting pronouncements issued, but not yet adopted by us, which are not expected to have a material impact on our Consolidated Financial Statements.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill

As described further in note 1 and 3 to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually or more frequently if indicators of impairment exist. During the course of the year, the Company performed a quantitative goodwill impairment assessment for three of the Company’s reporting units, Manitex, PM Group and Rabern. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the business valuation method and market approach to determine the fair value of the reporting units. The Company performed its annual impairment assessment as of October 1, 2023 and determined there was no impairment.

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

Our audit procedures related to the goodwill impairment analysis included the following, among others:

•
We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation models and significant assumptions used.
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
February 29, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 29, 2024

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash	$9,269	$7,973
Cash - restricted	212	217
Trade receivables (net)	49,118	43,856
Other receivables	553	1,750
Inventory (net)	82,337	69,801
Prepaid expense and other current assets	4,084	3,907
Total current assets	145,573	127,504
Total fixed assets, net of accumulated depreciation of $29,751 and $22,441, at December 31, 2023 and 2022, respectively	49,560	51,697
Operating lease assets	7,416	5,667
Intangible assets (net)	12,225	14,367
Goodwill	37,354	36,916
Deferred tax assets	3,603	452
Total assets	$255,731	$236,603
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$47,644	$45,682
Accrued expenses	14,503	12,379
Related party payables (net)	27	60
Notes payable (net)	25,528	22,666
Current portion of finance lease obligations	605	509
Current portion of operating lease obligations	2,100	1,758
Customer deposits	2,384	3,407
Total current liabilities	92,791	86,461
Long-term liabilities
Revolving term credit facilities (net)	47,629	41,479
Notes payable (net)	18,401	22,261
Finance lease obligations (net of current portion)	2,777	3,382
Operating lease obligations (net of current portion)	5,315	3,909
Deferred gain on sale of property	347	427
Deferred tax liability	4,145	5,151
Other long-term liabilities	4,642	5,572
Total long-term liabilities	83,256	82,181
Total liabilities	176,047	168,642
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,258,194 and 20,107,014 shares issued and outstanding at December 31, 2023 and 2022, respectively	134,328	133,289
Additional paid-in capital	5,440	4,266
Retained deficit	(65,982)	(73,338)
Accumulated other comprehensive loss	(4,169)	(5,822)
Equity attributable to shareholders of Manitex International, Inc.	69,617	58,395
Equity attributable to noncontrolling interest	10,067	9,566
Total equity	79,684	67,961
Total liabilities and equity	$255,731	$236,603

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2023	2022
Net revenues	$291,389	$273,854
Cost of sales	229,037	223,835
Gross profit	62,352	50,019
Operating expenses
Research and development costs	3,388	2,989
Selling, general and administrative expenses	43,122	40,417
Transaction costs	-	2,236
Total operating expenses	46,510	45,642
Operating income	15,842	4,377
Other income (expense)
Interest expense	(7,774)	(4,637)
Interest income	211	2
Foreign currency transaction loss	(2,539)	(108)
Other income (expense)	(278)	(1,818)
Total other income (expense)	(10,380)	(6,561)
Income (loss) before income taxes	5,462	(2,184)
Income tax (benefit) expense	(2,395)	2,114
Net income (loss)	7,857	(4,298)
Net income attributable to noncontrolling interest	501	603
Net income (loss) attributable to shareholders of Manitex International, Inc.	$7,356	$(4,901)
Income (loss) Per Share
Basic	$0.36	$(0.24)
Diluted	$0.36	$(0.24)
Weighted average common shares outstanding
Basic	20,209,132	20,055,836
Diluted	20,223,825	20,055,836

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the years ended December 31,
	2023	2022
Net income (loss)	$7,857	$(4,298)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,653	(1,603)
Total other comprehensive income (loss)	1,653	(1,603)
Comprehensive income (loss)	9,510	(5,901)
Comprehensive income attributable to noncontrolling interest	501	603
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$9,009	$(6,504)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$-	$62,815
Net income (loss)	—	—	—	(4,902)	—	603	(4,298)
Gain (loss) on foreign currency translation	—	—	—	—	(1,603)	—	(1,603)
Employee incentive plan grant	201,562	1,343	(1,343)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	8,963	8,963
Repurchase to satisfy withholding and cancelled	(35,035)	(260)	—	—	—	—	(260)
Share-based compensation	—	—	2,345	—	—	—	2,345
Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income	—	—	—	7,356	—	501	7,857
Gain on foreign currency translation	—	—	—	—	1,653	—	1,653
Employee incentive plan grant	162,565	1,098	(1,098)	—	—	—	—
Repurchase to satisfy withholding and cancelled	(11,384)	(59)	—	—	—	—	(59)
Share-based compensation	—	—	2,272	—	—	—	2,272
Balance at December 31, 2023	20,258,195	$134,328	$5,440	$(65,982)	$(4,169)	$10,067	$79,684

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,857	$(4,298)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	11,420	9,415
Changes in forward currency contract	125	(132)
Changes in allowances for credit losses	179	(561)
Changes in inventory reserves	(412)	(1,588)
Changes in deferred income taxes	(4,179)	1,348
Amortization of deferred financing cost	50	103
Gain on disposal of assets	(549)	(767)
Retirement of assets	—	127
Amortization of debt discount	49	65
Share-based compensation	2,272	2,345
Adjustment to deferred gain on sale and lease back	(80)	(80)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,207)	(9,614)
(Increase) decrease in other receivable	1,226	182
(Increase) decrease in inventory	(10,867)	(3,737)
(Increase) decrease in prepaid expenses	(273)	(1,321)
Increase (decrease) in other assets	—	1,062
Increase (decrease) in accounts payable	815	2,824
Increase (decrease) in accrued expenses	1,932	1,700
Increase (decrease) in other current liabilities	(1,091)	(3,515)
Increase (decrease) in other long-term liabilities	(1,042)	1,374
Net cash (used in) provided by operating activities	2,225	(5,068)
Cash flows from investing activities:
Payments for acquisition of Rabern, net of cash acquired	—	(38,366)
Proceeds from the sale of assets	1,250	1,905
Purchase of property and equipment	(7,083)	(16,089)
Investment in intangibles, other than goodwill	(82)	(77)
Net cash used in investing activities	(5,915)	(52,627)
Cash flows from financing activities:
Net borrowings on revolving term credit facility	10,431	41,668
Payments on revolving term credit facilities	(2,048)	(12,800)
Borrowings on term debt	—	15,000
Net borrowings on working capital facilities	—	4,480
New borrowings- other	—	2,366
Note payments	(4,229)	(3,962)
Shares repurchased for income tax withholding on share-based compensation	(58)	(260)
Debt issuance costs	—	(125)
Payments on finance lease obligations	(509)	(428)
Net cash provided by financing activities	3,587	45,939
Change in cash and cash equivalents	(103)	(11,756)
Effect of exchange rate increase (decrease)	1,394	(1,635)
Cash and cash equivalents at the beginning of the year	8,190	21,581
Cash and cash equivalents at end of period	$9,481	$8,190

(See Note 15 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions and equipment rentals. Following the completion of the Rabern acquisition the Company reports in two business segments and has five operating segments under which there are five reporting units. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal deposit Insurance Corporation (FDIC) due to the statutory limit of $250.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $212 and $217 at December 31, 2023 and 2022, respectively.

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

Payment terms offered to customers are defined in contracts and purchase orders and do not include a significant financing component. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenue when (or as) the Company satisfies each obligation.

The accounting for the significant types of revenue that are accounted for under ASC 842 is discussed below.

Rental equipment revenue is recognized over the term of the rental contract, based on monthly, weekly or daily rental rates and the number of days the equipment is rented.

Rental equipment revenue generally represent revenues from renting equipment that the Company owns. The Company accounts for such rentals as operating leases. The Company does not generally provide an option for the lessee to purchase the rented equipment at the end of the lease, and do not generate material revenue from sales of equipment under such options.

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

Allowance for Credit Losses —Accounts receivable is stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $2,186 and $1,948 at December 31, 2023 and 2022, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Plant, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at the date of acquisition. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 20 years
Rental equipment	5 - 7 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	1 – 12 years
Motor vehicles	3 – 5 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2023 and 2022 was $8,285 and $6,549, respectively.

Other Intangible Assets —The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to trade name and customer relationships. Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.

Under “ASC 350”, entities are provided with the option of first performing a qualitative assessment on some, or all of its reporting units to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

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

The Company performed its annual impairment assessment as of October 1, 2023 and determined there was no impairment.

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

No impairment was recognized for the year ending December 31, 2023.

Inventory, net —In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or Net Realized Value (NRV). Inventory consists of merchandise, stock materials and equipment stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. The Company records excess and obsolete inventory reserves based upon specific identification and/or historical experience of excess or obsolete inventories. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.

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

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the years ended December 31, 2023 and 2022, expenses were $3.4 million and $3.0 million, respectively.

Advertising —Advertising costs are expensed as incurred and were $1.4 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, accrued warranties were $2.0 million and $1.9 million, respectively.

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

Note 4. Revenue Recognition

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

	2023	2022
Boom trucks and knuckle boom cranes	$174,878	$145,713
Aerial platforms	33,951	38,236
Part and merchandise sales	30,553	32,365
Rental	25,298	18,441
Other equipment	22,895	34,377
Services	3,814	4,722
Net revenue	$291,389	$273,854

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
United States	$136,224	$141,709
Italy	53,272	36,345
Canada	24,889	21,956
Chile	15,471	11,872
France	9,536	10,404
Other	51,997	51,568
	$291,389	$273,854

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

The following table summarizes changes in customer deposits for the years ended December 31, 2023 and 2022:

	2023	2022
Customer deposits at January 1,	$3,407	$7,121
Additional customer deposits received where revenue has not yet been recognized	8,612	13,073
Revenue recognized from customer deposits	(9,557)	(16,372)
Effect of change in exchange rates	(78)	(415)
Customer deposits at December 31,	$2,384	$3,407

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	For the Years Ended December 31,
	2023	2022
Net income (loss)	$7,857	$(4,298)
Net income (loss) attributable to noncontrolling interest	501	603
Net income (loss) attributable to shareholders of Manitex International, Inc.	$7,356	$(4,901)
Income (loss) per share
Basic
Net income (loss)	$0.39	$(0.21)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.36	$(0.24)
Diluted
Net income (loss)	$0.39	$(0.21)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.36	$(0.24)
Weighted average common shares oustanding:
Basic	20,209,132	20,055,836
Diluted effect of restricted stock units and stock options	14,693	—
	20,223,825	20,055,836

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2023	2022
Unvested restricted stock units	255,473	288,290
Options to purchase common stock	192,937	197,437
	448,410	485,727

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Asset:
Forward currency exchange contracts	$—	$—	$—	$—
Total current assets at fair value	$—	$—	$—	$—

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset:
Forward currency exchange contracts	$—	$124	$—	$124
Total current assets at fair value	$—	$124	$—	$124

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, short-term variable debt, insurance financing and any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $20,816 for the year ended December 31, 2023, and $24,424 for the year ending December 31, 2022. The book and fair value of the Company’s finance leases were $3,382 for the year ended December 31, 2023.

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

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2022. The company did not have outstanding derivative instruments as of December 31, 2023.

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2022
Asset Derivatives
Foreign currency exchange contracts	Prepaid expense and other	$124
Total derivative assets		$124

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2023 and 2022:

Derivatives not designated as Hedge Instrument	Location of loss recognized in Statement of Operations	Years ended December 31,
		2023	2022
Forward currency contracts	Foreign currency transaction losses	$(46)	$(132)
Tota derivative loss		$(46)	$(132)

During 2023 and 2022, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during 2023 and 2022 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory, net

The components of inventory at December 31, are summarized as follows:

	2023	2022
Raw materials and purchased parts	$57,185	$47,168
Work in process	7,014	6,015
Finished goods and replacement parts	18,138	16,618
Inventories, net	$82,337	$69,801

The Company has established reserves for excess and obsolete inventory of $7,721 and $7,971 as of December 2023 and 2022, respectively.

Note 9. Fixed Assets - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2023 and 2022, respectively:

	2023	2022
Rental fleet	$42,380	$37,858
Machinery and equipment	11,692	9,930
Buildings	8,602	8,067
Finance lease - building	4,606	4,606
Land	3,484	3,709
Leasehold improvements	2,211	2,288
Motor vehicles	1,801	2,541
Construction in progress	1,724	901
Computer equipment	1,489	1,801
Furniture and fixtures	1,322	2,437
Totals	79,311	74,138
Less: accumulated depreciation	(26,721)	(19,752)
Less: accumulated depreciation - finance lease	(3,030)	(2,689)
Net property and equipment	$49,560	$51,697

Depreciation expense was $8,285 and $6,549 in 2023 and 2022, respectively. See Note 13 for information regarding finance leases.

Note 10. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of December 31, 2023:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patented and unpatented technology	1	$17,578	$(15,829)	$1,749
Customer relationships	8	22,338	(16,414)	5,924
Trade names and trademarks	14	5,469	(3,025)	2,444
Software	4	237	(104)	133
Indefinite lived trade names		1,975	-	1,975
Total intangible assets, net				$12,225

Intangible assets and accumulated amortization by category as of December 31, 2022 is as follows:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patented and unpatented technology	2	$16,469	$(14,553)	$1,916
Customer relationships	9	22,000	(14,344)	7,656
Trade names and trademarks	15	5,469	(2,804)	2,665
Software	4	236	(56)	180
Indefinite lived trade names		1,950	-	1,950
Total intangible assets, net				$14,367

Amortization expense was $3,135 and $2,866 for the periods ended December 31, 2023 and 2022, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2024	$2,144
2025	2,144
2026	1,101
2027	521
2028	521
And subsequent	3,819
Total intangibles currently to be amortized	10,250
Intangibles with indefinite lives not amortized	1,975
Total intangible assets	$12,225

Changes in the Company’s goodwill are as follows:

	2023	2022
Balance January 1,	$36,916	$24,949
Goodwill for Rabern acquisition	(80)	12,850
Effect of change in exchange rates	518	(883)
Balance December 31,	$37,354	$36,916

The Company performed its annual impairment assessment as of October 1, 2023. The valuation analysis performed indicated that each reporting unit had an estimated fair value which exceeded its respective carrying amount and therefore, no impairment was recognized at December 31, 2023. While there was no goodwill impairment recognized as a result of the 2023 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in an impairment in future periods.

Note 11. Accrued Expenses

	As of December 31,
	2023	2022
Accrued payroll and benefits	$5,526	$4,929
Accrued income tax and other taxes	2,505	$841
Accrued warranty	2,038	1,916
Accrued vacation expense	1,961	1,635
Accrued legal settlement	870	1,160
Accrued expense other	1,603	1,898
Total accrued expenses	$14,503	$12,379

Note 12. Revolving Term Credit Facilities and Notes Payable

Debt is summarized as follows:

	December 31, 2023	December 31, 2022
U.S. Credit Facilities	$51,990	$41,521
U.S. Term Loan	12,824	14,721
Italy Short-Term Working Capital Borrowings	17,854	19,365
Italy Group Term Loan	7,992	9,675
Other	961	1,223
Total debt	91,621	86,505
Less: Debt issuance costs	(63)	(99)
Debt net of issuance costs	$91,558	$86,406

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

Note Payable Long Term

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate plus 0.50% beginning on May 11, 2022. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity of October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At December 31, 2023, the Company had $51,990 in borrowings under the revolving credit facilities and $12,824 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of December 31, 2023.

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

PM Group Short-Term Working Capital Borrowings

At December 31, 2023 and 2022, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank in Romania. Under the facilities, as of December 31, 2023 and 2022 respectively, PM Group can borrow up to $25,882 and $24,127 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December 31, 2023 and 2022, interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points and 3-month Euribor plus 450 basis points. Interest on the South American facilities is charged at a flat rate for advances on invoices.

At December 31, 2023 and December 31, 2022 the banks had advanced PM Group $17,678 and $19,130 respectively.

Valla Short-Term Working Capital Borrowings

At December 31, 2023 and December 31, 2022, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $175 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging 1.67% - 12% for 2023 and 1.67% - 5.75% for 2022. At December 31, 2023 and December 31, 2022, the Italian banks had advanced Valla $176 and $235.

PM Group Term Loans

At December 31, 2023 and December 31, 2022, respectively, the PM Group has a $4,619 and $5,038 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,321 due in 2026.

At December 31, 2023 and December 31, 2022, respectively, the PM Group has unsecured borrowings totaling $3,197 and $4,637, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2025.

As of December 31, 2023 the PM Group has a loan in Romania in the amount of $122 with a fixed interest rate of 2.75%. The loan is payable until its maturity in 2027.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2023in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote.

	North America	Italy	Total
2024	5,353	20,175	25,528
2025	51,994	2,290	54,283
2026	2,189	3,359	5,548
2027	2,189	—	2,189
2028	2,189	—	2,189
Thereafter	1,883	—	1,883
	65,797	25,824	91,621
Debt issuance cost	(63)	—	(63)
Total	$65,734	$25,824	$91,558

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

Leases (thousands)	Classification	12/31/2023	12/31/2022
Assets
Operating lease assets	Operating lease assets	$7,416	$5,667
Finance lease assets	Fixed assets, net	1,612	2,005
Total leased assets		$9,028	$7,672

Liabilities
Current
Operating	Current liabilities	$2,100	$1,758
Financing	Current liabilities	605	509

Noncurrent
Operating	Noncurrent liabilities	5,315	3,909
Financing	Noncurrent liabilities	2,777	3,382
Total lease liabilities		$10,797	$9,558

Lease Cost (thousands)	Classification	12/31/2023	12/31/2022
Operating lease costs	Operating lease assets	$2,230	$1,686
Finance lease cost
Amortization of leased assets	Amortization	393	386
Interest on lease liabilities	Interest expense	455	508
Lease cost		$3,078	$2,580

Other Information (thousands)	12/31/2023	12/31/2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,230	$1,686
Operating cash flows from finance leases	$455	$508
Financing cash flows from finance leases	$509	$428

Future minimum lease payments for the period ending December 31 for the next five and subsequent years are:

	Operating Leases	Finance Leases
2024	$2,156	$992
2025	1,813	996
2026	1,729	1,018
2027	1,135	1,049
2028	659	356
Subsequent	1,577	—
Total undiscounted lease payments	9,069	4,411
Less interest	(1,654)	(1,029)
Total liabilities	$7,415	$3,382
Less current maturities	(2,100)	(605)
Non-current lease liabilities	$5,315	$2,777

Operating Leases

The Company leases office and production space under various non-cancellable operating leases. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

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

Note 14. Income Taxes

Information pertaining to the Company’s income (loss) income before income taxes is as follows:

	Years ended December 31,
	2023	2022
(Loss) income before income taxes:
Domestic	$2,886	$(2,100)
Foreign	2,576	(84)
Total net (loss) income before income taxes	$5,462	$(2,184)

Information pertaining to the Company’s provision for income taxes is as follows:

	Years ended December 31,
	2023	2022
Expense (benefit) for income taxes:
Current:
Federal	$46	$1
State and local	25	(1)
Foreign	1,649	918
	1,720	918
Deferred:
Federal	(2,713)	490
State and local	145	(343)
Foreign	(1,547)	1,049
	(4,115)	1,196
Total expense (benefit) for income taxes	$(2,395)	$2,114

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$944	$1,176
Inventory	1,645	1,706
Other liabilities	2,025	1,806
Deferred gain	79	95
Net operating loss carryforwards	4,727	6,764
Tax credit carryforwards	1,219	1,328
Legal settlements	193	581
Research & development	36	115
Unrealized foreign currency loss	—	50
Interest expense	1,078	2,440
Total deferred tax asset	11,946	16,061
Deferred tax liabilities:
Property, plant and equipment	174	190
Intangibles	1,235	1,673
Deferred State Income Tax	369	329
Debt	815	2,135
Investments	6,515	5,495
Total deferred tax liability	9,108	9,822
Valuation allowance	(3,380)	(10,938)
Net deferred tax liability	$(542)	$(4,699)

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Concluding that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years.

As of the fourth quarter of 2023, Manitex no longer has cumulative losses in recent years due to a significant Global Intangible Low Taxed Income ("GILTI") inclusion which is offset by the utilization of the US federal net operating loss carryforward. Residual US federal taxable income is reduced by a section 250 deduction and the federal tax liability is eliminated by foreign tax credits. The change in estimate occurred in the fourth quarter of 2023 when PM Italy no longer met the high-tax exception for excluding 2023 foreign income from US federal taxable income. The Company’s accounting policy is to follow the tax law ordering approach for considering the impact of GILTI on the deferred tax realization assessment. This approach follows US tax law as net operating losses can partially or fully eliminate section 250 deductions and foreign tax credits. A valuation allowance should only be recorded to the extent future taxable income inclusive of GILTI does not support the utilization of the existing deferred tax assets and tax attributes. The fourth quarter release of the valuation allowance includes (i) deferred tax assets and net operating losses utilized to offset the 2023 GILTI inclusion and (ii) sufficient projections of future taxable income that support the utilization of the existing deferred tax asset and net operating loss carryforward. The projections of future taxable income are considered objectively verifiable positive evidence because Manitex has demonstrated a sustained return to profitability inclusive of future GILTI inclusions. The Company continues to maintain a valuation allowance against its state deferred tax assets and net operating losses because GILTI is not taxable in the states where tax returns are filed. The release of the valuation allowance recorded against the existing US federal deferred tax asset resulted in a tax benefit of $3.1 million. The Company will continue to evaluate realizability of its net deferred tax assets quarterly. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made. As of December 31, 2023, the deferred tax asset is recorded at its more-likely-than-not realizable amount.

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

As of December 31, 2023, the Company had U.S. federal and foreign net operating loss carryforwards of $11.5 million and $6.0 million, respectively. The $11.5 Million US federal net operating loss consists of $2.5 million from Manitex International and $9.0 million from Rabern Holdco, a separate US federal taxpaying entity. The U.S. federal net operating loss carryforward and the majority of the foreign loss carryforwards have an indefinite carryforward period. The Company has state net operating losses of approximately $0.8 million that are set to expire at varying periods between 2025 and 2043 if not utilized. As of December 31, 2023, the Company has a Texas Margin Tax Credit of $0.8 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2037, respectively

The effective tax rate for income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2023	2022
Statutory rate	21.0%	21.0%
State and local taxes	2.3%	(1.4)%
Permanent differences	12.5%	(1.8)%
US tax effect of foreign operations	55.6%	(44.5)%
Investment	4.5%	(16.2)%
Effect of foreign operations	8.5%	(19.8)%
Uncertain tax positions	1.2%	(61.3)%
Valuation allowance	(142.7)%	41.1%
Other	(6.7)%	(14.0)%
	(43.8)%	(96.9)%

The US tax effects of foreign operations include the GILTI inclusion, net of the IRC Section 250 deduction and foreign derived intangible income (“FDII”) deduction, and foreign tax credits. Permanent differences include a Section 162(m) limitation on executive compensation and other adjustments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2023	2022
Balance at January 1,	$2,930	$3,028
(Decreases) increases in tax positions for prior years	23	151
(Decrease) increases in tax positions for current years	(21)	25
Other	(85)	(149)
Lapse in statute of limitations	(154)	(125)
Balance at December 31,	$2,693	$2,930

Of the amounts reflected in the above table at December 31, 2023, approximately $2.2 million would reduce the Company’s annual effective tax rate if recognized. This amount considers the indirect effects of offsetting tax positions in different jurisdictions. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. For the years ended December 31, 2023, and 2022, interest and penalties recognized on unrecognized tax expense (benefits) were $29 and $146, respectively. The accrued balance as of December 31, 2023 and 2022 was $484 and $455, respectively. It is reasonably possible that unrecognized tax benefits may decrease by $0.7 million within the next 12 months.

The Company files income tax returns in the United States, Italy, Romania, Argentina, and Chile as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2020, or foreign examinations for years before 2017. Net operating loss carryforwards utilized in open years are subject to adjustment.

Note 15. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures included during the years ended December 31, 2023 and 2022were as follows:

	2023	2022
Interest received in cash	$211	$2
Interest paid in cash	7,789	4,270
Income tax payments in cash	36	1,349
Recognition of right-of-use asset and right-of-use liability	3,296	2,728
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$9,269	$7,973
Restricted cash	212	217
Cash, cash equivalents and restricted cash at the end of year	$9,481	$8,190

Note 16. Employee Benefits

U.S. Plan

The Company sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age and older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The Company currently matches dollar for dollar participants’ contributions up to 3% of the participants’ gross income and a 50% match on the next 2% of gross income. The plan also calls for an immediate vesting of the employer contribution component.

The amounts paid in matching contributions by the company for 2023 and 2022 were $255 and $306, respectively.

Non-U.S. Plan

Employees in Italy are entitled to TFR, commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7% of total pay, with no ceiling, and is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index, and is recorded by a book reserve. TFR is an unfunded plan.

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

The amount paid by the Company for 2023 and 2022 was $524 and $552, respectively. The amounts allocated to the employee severance indemnity provision in 2023 and 2022 was $694 and $909, respectively.

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

The following table summarizes the changes in product warranty liability:

	2023	2022
Balance January 1,	$1,916	$1,578
Provision for warranties issued during the year	2,458	2,199
Warranty services provided	(2,359)	(1,832)
Foreign currency translation	23	(29)
Balance December 31,	$2,038	$1,916

Note 18. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2023 and 2022 as restricted stock units issued under the Company’s 2019 Incentive Plan. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the two-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
March 6, 2023	Employees	14,064	$83
March 7, 2023	Directors	18,000	93
March 8, 2023	Employees	18,338	142
March 8, 2023	Directors	12,000	93
April 11, 2023	Employees	33,000	251
June 1, 2023	Directors	17,520	101
June 2, 2023	Employees	13,200	93
June 2, 2023	Directors	15,000	106
June 3, 2023	Directors	5,100	37
July 1, 2023	Employees	10,085	64
October 20, 2023	Employees	2,278	10
November 23, 2023	Employees	3,300	22
December 10, 2023	Employees	680	3
		162,565	$1,098

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
January 1, 2022	Employee	3,300	$20
March 6, 2022	Directors	8,160	48
March 6, 2022	Employees	23,866	141
March 8, 2022	Directors	12,000	93
March 8, 2022	Employee	29,262	226
March 13, 2022	Directors	10,200	75
March 13, 2022	Employees	17,893	132
April 11, 2022	Employee	38,800	247
June 2, 2022	Directors	18,000	127
June 3, 2022	Directors	5,940	43
July 5, 2022	Employee	16,120	104
August 14, 2022	Directors	10,200	45
October 20, 2022	Employee	2,211	10
November 23, 2022	Employee	3,300	22
December 10, 2022	Employee	2,310	11
		201,562	$1,344

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2023 and 2022:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2023	3,801	$5.12
March 8, 2023	3,804	5.32
June 2, 2023	1,875	4.82
July 1, 2023	1,727	5.43
December 10, 2023	177	6.96
	11,384

March 6, 2022	6,035	$8.06
March 8, 2022	7,395	7.82
March 13, 2022	3,924	7.71
April 11, 2022	12,300	7.39
July 5, 2022	4,725	6.27
December 10, 2022	656	4.49
	35,035

Manitex International, Inc. 2019 Equity Incentive Plan

The total number of shares reserved for issuance 1,279,315 shares however, this can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. This plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and number of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except outside Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted Stock Awards

The Company awarded a total of 141,800 and 226,000 restricted stock units to employees and directors during 2023 and 2022, respectively. The weighted average grant date fair value of awards made in 2023 was $5.14 per share, compared to $7.21 at 2022. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2023 and 2022:

2023 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 7, 2023	March 7, 2023 18,000 units; June 1, 2023 6,000 units; March 7, 2024 34,800 units; March 7, 2025 34,800 units: March 7, 2026 20,400 units:	114,000	$5.15	$587
April 1, 2023	April 1, 2024 7,700 units; April 1, 2025 7,700 units; April 1, 2026 7,700 units;	23,300	$5.15	$120
June 1, 2023	June 1, 2023 4,500 units	4,500	$4.63	$21
		141,800		$728

2022 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
May 3, 2022	April 11, 2023 33,000 units; April 11, 2024 33,000 units; April 11, 2024 34,000 units	100,000	$7.60	$760
June 2, 2022	June 2, 2022 18,000 units; June 2, 2023 18,000 units; June 2, 2024 18,000 units	54,000	$7.07	$382
June 2, 2022	June 2, 2023 13,200 units; June 2, 2024 13,200 units; June 2, 2025 13,600 units	40,000	$7.07	$283
July 1, 2022	July 1, 2023 10,560 units; July 1, 2024 10,560 units; July 1, 2025 10,800 units	32,000	$6.39	$204
		226,000		$1,629

The following table contains information regarding restricted stock units for the years ended December 31, 2023 and 2022, respectively:

	Restricted Stock Units
	2023	2022
Outstanding on January 1,	288,904	286,227
Units granted during period	141,800	226,000
Vested and issued	(151,181)	(166,527)
Vested—issued and repurchased for income tax withholding	(11,384)	(35,035)
Forfeited	(9,251)	(21,761)
Outstanding on December 31	258,888	288,904

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense in 2023 and 2022 includes $1,077 and $1,254 related to restricted stock units, respectively. Compensation expense related to restricted stock units granted will be $714, $294 and $28 for 2024, 2025 and 2026, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions awards was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the market condition awards granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was$1,028 and $906 for the year ended December 31, 2023 and 2022. Compensation expense related to Mr. Coffey’s restricted stock units will be $231 for 2024.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to Mr. Coffey's stock options was $159 and $185 for the years ended December 31, 2023 and 2022, respectively. Additional compensation expense related to Mr. Coffey’s options will be , $67 and $13 for the remainder of 2024 and 2025, respectively.

On May 1, 2023, 16,000 stock options were granted to certain employees at $5.18 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to the Company’s stock options was $10 for the year ended December 31, 2023. Additional compensation expense related to these stock options will be $15, $15 and $5 for the remainder of 2024, 2025 and 2026, respectively.

	Grant date 5/3/2022	Grant date 5/1/2023
Dividend yields	—	—
Expected volatility	55.0%	55.0%
Risk free interest rate	3.02%	3.63%
Expected life (in years)	6	6
Fair value of the option granted	$4.13	$2.87

Note 19. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

Crane and Machinery, Inc ("C&M") conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling and renting equipment.

C&M is a distributor of Terex rough terrain and truck cranes. As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano Ltd. during 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company had accounts payable with related parties as shown below:

	December 31, 2023	December 31, 2022
Terex	$58	$60

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the years ended December 31:

		2023	2022
Rent Paid	Rabern Facility (4)	$916	$463

Sales to:
	Tadano (2)	108	45
	Terex (1)	174	166
	RAM P&E (3)	—	37
	Steven Berner (5)	—	80
Total Sales		$282	$328

Inventory Purchases from:
	Tadano (2)	18	225
	Terex (1)	83	291
Total Inventory Purchases		$101	$516

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2023, the Company has a remaining obligation under these agreements to pay the plaintiffs $760 without interest in 8 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Legal Settlement

On October 19, 2022, the Company agreed to settle various claims made by Custom Truck One Source, L.P. (“Custom Truck”) in connection with the sale of our Load King business to Custom Truck in 2015. In connection with this settlement, the Company agreed to pay Custom Truck an aggregate sum of $2.9 million, payable in ten equal quarterly installments, without interest. The remaining obligation is $1.5 million as of December 31, 2023

Note 21. Segment Information

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

		As of December 31,
		2023	2022
Net revenues
Lifting Equipment		$261,872	$252,652
Rental Equipment		29,517	21,202
Total net revenue		$291,389	$273,854
Operating income
Lifting Equipment		$12,144	$1,191
Rental Equipment		3,698	3,186
Total operating income		$15,842	$4,377
Total Assets
Lifting Equipment	(1)	$191,310	$171,993
Rental Equipment		64,421	64,610
Total Assets		$255,731	$236,603
Depreciation
Lifting Equipment		$1,813	$1,731
Rental Equipment		6,472	4,818
Total depreciation		$8,285	$6,549
Amortization
Lifting Equipment		$2,787	$2,605
Rental Equipment		348	261
Total amortization		$3,135	$2,866
Capital expenditures
Lifting Equipment		$2,003	$1,484
Rental Equipment		5,080	14,605
Total capital expenditures		$7,083	$16,089

(1) The corporate assets are included in the Lifting Equipment Category.

	Twelve Months Ended December, 2023			Twelve Months Ended December, 2022
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$106,707	$29,517	$136,224	$120,507	$21,202	$141,709
Italy	53,272	—	53,272	$36,345	—	36,345
Canada	24,889	—	24,889	$21,957	—	21,957
Chile	15,471	—	15,471	$11,872	—	11,872
France	9,536	—	9,536	$10,404	—	10,404
Other	51,997	—	51,997	$51,568	—	51,568
Total	$261,872	$29,517	$291,389	$252,652	$21,202	$273,855

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

The acquisition of Rabern was accounted for as a business combination in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The fair value of the consideration transferred at the acquisition date was $40.5 million.

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

The financial results of Rabern beginning on April 11, 2022 are included in the Company's consolidated financial statements and are reported in the Rental Equipment segment for the periods ended December 31, 2023 and 2022. The Company has recorded net revenues in 2023 $29.5 million and $21.2 million in 2022 and net income of $1.8 million in 2023 and $2.0 million in 2022.

The fair value of identifiable intangible assets is determined primarily using the relief from royalty approach and multi-period excess earnings method for trademarks and customer relationships, respectively. Fixed asset values were estimated using either the cost or market approach. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The Rabern acquisition was structured as a taxable purchase of 70% of a partnership interest whereby Manitex and Mr. Berner subsequently contributed their respective membership interests in Rabern to a newly formed Delaware corporation. The partnership made an IRC Section 754 Election which will give Manitex Section 743(b) step-up in the tax basis in the partnership assets for its acquired membership interest.

Note 23. Subsequent events

The company evaluated and found no subsequent events as of February 29, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we maintained effective internal controls over financial reporting as of December 31, 2023.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter of 2023 , the Company made no changes that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2023.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2025 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Delinquent Section 16(a) Reports,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2024 Proxy Statement is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “Principal Stockholders” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2024 Proxy Statement is incorporated herein by reference.

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

4.0	(1)	Manitex International Inc Incentive Compensation Recovery Policy, effective as of November 8, 2023

4.1		Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009) (File No. 001-32401).

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

Exhibit No.		Description
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

10.16	*	Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.17	*	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).

Exhibit No.		Description
10.18		First Amendment to the Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020).

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

(1)
Furnished.
(c)
Financial Statement Schedules

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance Beginning of Year	Charges to Earnings	Other		Deductions (2)	Balance End of Year
Year ended December 31, 2023
Deducted from asset accounts:
Allowance for credit losses	$1,948	$260	$47	(1)	$(69)	$2,186
Reserve for inventory	7,971	531	100	(1)	(881)	7,720
Valuation allowance for deferred tax assets	10,938	-	238		(7,796)	3,380
Totals	$20,857	$791	$385		$(8,746)	$13,286

Year ended December 31, 2022
Deducted from asset accounts:
Allowance for credit losses	$2,432	$220	$56	(1)	$(760)	$1,948
Reserve for inventory	9,894	1,540	126	(1)	(3,589)	7,971
Valuation allowance for deferred tax assets	11,676	-	159		(897)	10,938
Totals	$24,002	$1,760	$341		$(5,246)	$20,857

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

Dated: February 29, 2024

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

/s/ DAVID J. LANGEVIN	February 29, 2024
David J. Langevin,
Executive Chairman and Director

/s/ MICHAEL COFFEY	February 29, 2024
Michael Coffey,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOSEPH DOOLAN	February 29, 2024
Joseph Doolan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	February 29, 2024
Ronald M. Clark,
Director

/s/ SHINICHI IIMURA	February 29, 2024
Shinichi Iimura
Director

/s/ FREDERICK B. KNOX	February 29, 2024
Frederick B. Knox,
Director

/s/ STEPHEN J. TOBER	February 29, 2024
Stephen J. Tober,
Director