Form 10-Q
period 2024-03-31
Manitex International, Inc.
filed 2024-05-02
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock, no par, outstanding at April 30, 2024 was 20,364,033.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2024 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995). These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in the section entitled “Item 1A. Risk Factors”:

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
•
other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$4,847	$9,269
Cash – restricted	207	212
Trade receivables (net)	50,423	49,118
Other receivables	1,931	553
Inventory (net)	83,510	82,337
Prepaid expenses and other current assets	4,144	4,084
Total current assets	145,062	145,573
Total fixed assets net of accumulated depreciation of $31,339 and $29,751 at March 31, 2024 and December 31, 2023, respectively	51,594	49,560
Operating lease assets	7,829	7,416
Intangible assets (net)	11,323	12,225
Goodwill	36,968	37,354
Deferred tax assets	3,469	3,603
Total assets	$256,245	$255,731
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$50,753	$47,644
Accrued expenses	14,095	14,503
Related party payables (net)	7	27
Notes payable (net)	22,658	25,528
Current portion of finance lease obligations	632	605
Current portion of operating lease obligations	2,081	2,100
Customer deposits	2,133	2,384
Total current liabilities	92,359	92,791
Long-term liabilities
Revolving term credit facilities (net)	48,531	47,629
Notes payable (net)	17,004	18,401
Finance lease obligations (net of current portion)	2,609	2,777
Operating lease obligations (net of current portion)	5,748	5,315
Deferred tax liability	4,291	4,145
Other long-term liabilities	4,211	4,989
Total long-term liabilities	82,394	83,256
Total liabilities	174,753	176,047
Commitments and contingencies
Equity
Preferred stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock—no par value 25,000,000 shares authorized, 20,316,054 and 20,258,194 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	134,700	134,328
Additional paid in capital	5,645	5,440
Retained deficit	(63,699)	(65,982)
Accumulated other comprehensive loss	(5,369)	(4,169)
Equity attributable to shareholders of Manitex International, Inc.	71,277	69,617
Equity attributed to noncontrolling interest	10,215	10,067
Total equity	81,492	79,684
Total liabilities and equity	$256,245	$255,731

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$73,343	$67,871
Cost of sales	56,460	53,461
Gross profit	16,883	14,410
Operating expenses
Research and development costs	854	814
Selling, general and administrative expenses	11,119	11,031
Total operating expenses	11,973	11,845
Operating income	4,910	2,565
Other income (expense)
Interest expense	(1,872)	(1,765)
Interest income	79	-
Foreign currency transaction loss	(476)	(55)
Other income (expense)	34	(758)
Total other expense	(2,235)	(2,578)
Income (loss) before income taxes	2,675	(13)
Income tax expense	244	13
Net income (loss)	2,431	(26)
Net income (loss) attributable to noncontrolling interest	148	(79)
Net income attributable to shareholders of Manitex International, Inc.	$2,283	$53
Income per share
Basic	$0.11	$0.00
Diluted	$0.11	$0.00
Weighted average common shares outstanding
Basic	20,284,920	20,122,054
Diluted	20,363,642	20,122,054

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,431	$(26)
Other comprehensive income
Foreign currency translation gain (loss)	(1,200)	673
Total comprehensive income	1,231	647
Comprehensive income (loss) attributable to noncontrolling interest	148	(79)
Total comprehensive income attributable to shareholders of Manitex International, Inc.	$1,083	$726

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI Gain (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2023	20,258,195	$134,328	$5,440	$(65,982)	$(4,169)	$10,067	$79,684
Net income	—	—	—	2,283	—	148	2,431
Loss on foreign currency translation	—	—	—	—	(1,200)	—	(1,200)
Employee incentive plan issuance	66,700	428	(428)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(8,841)	(56)	—	—	—	—	(56)
Share-based compensation	—	—	633	—	—	—	633
Balance at March 31, 2024	20,316,054	$134,700	$5,645	$(63,699)	$(5,369)	$10,215	$81,492

Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income (loss)	—	—	—	53	—	(79)	(26)
Gain on foreign currency translation	—	—	—	—	673	—	673
Employee incentive plan issuance	62,402	410	(410)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	—	—	—	—	(40)
Share-based compensation	—	—	766	—	—	—	766
Balance at March 31, 2023	20,161,811	$133,659	$4,622	$(73,285)	$(5,149)	$9,487	$69,334

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,431	$(26)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,794	3,052
Changes in allowances for credit losses	11	29
Changes in inventory reserves	233	101
Deferred income taxes	279	(398)
Amortization of deferred debt issuance costs	11	19
Amortization of debt discount	50	86
Gain on forward currency contract	-	(15)
Gain on sale of assets	(92)	(59)
Share-based compensation	633	766
Adjustment to deferred gain on sales and lease back	(20)	(20)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,077)	564
(Increase) decrease in other receivables	(1,394)	36
(Increase) decrease in inventory	(2,377)	(8,732)
(Increase) decrease in prepaid expenses	(155)	222
(Increase) decrease in other assets	75	—
Increase (decrease) in accounts payables and related party payables	1,338	2,857
Increase (decrease) in accrued expenses	(226)	740
Increase (decrease) increase in other current liabilities	(213)	(718)
Increase (decrease) in other long-term liabilities	(676)	(47)
Net cash provided by (used in) operating activities	625	(1,543)
Cash flows from investing activities:
Purchase of property and equipment	(1,217)	(2,458)
Investment in intangible assets	-	(161)
Proceeds from sale of assets	143	242
Net cash used in investing activities	(1,074)	(2,377)
Cash flows from financing activities:
Net borrowings on revolving term credit facilities	891	7,678
Net payments on working capital facilities	(2,830)	(1,522)
Note payments	(803)	(750)
Shares repurchased for income tax withholding on share-based compensation	(57)	(40)
Payments on finance lease obligations	(140)	(119)
Net cash provided by (used in) financing activities	(2,939)	5,247
Net (decrease) increase in cash and cash equivalents	(3,388)	1,327
Effect of exchange rate changes on cash	(1,039)	618
Cash, cash equivalents and restricted cash at the beginning of the year	9,481	8,190
Cash, cash equivalents and restricted cash at end of period	$5,054	$10,135

(See Note 1 for Supplemental cash flow disclosures)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company is a leading provider of engineered lifting solutions and equipment rentals. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Following the completion of the Rabern acquisition the Company reports in two business segments and has four operating segments, under which there are five reporting units.

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

Accounting Standards to be Implemented. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment reporting disclosures, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires that companies disclose, at the reportable segment level, the significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the amount and composition of other segment items. The ASU also requires companies to disclose the title and position of the CODM and how the CODM uses the reported measures of a segment’s profit or loss when assessing performance and deciding how to allocate resources. Additionally, the ASU mandates that all segment disclosures currently required annually by Topic 280, including the enhancements outlined in the ASU, be disclosed on an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table of additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures.

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Interest received in cash	$79	$-
Interest paid in cash	2,107	1,828
Income tax payments in cash	407	22
Recognition of right-of-use asset and right-of-use liability	592	2,480
Fixed asset purchases in account payable	3,174	269
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$4,847	$9,927
Restricted cash	207	208
Cash, cash equivalents and restricted cash at the end of year	$5,054	$10,135

2. Significant Accounting Policies

The summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company’s U.S. banks is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $207 and $212 at March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $2,145 and $2,186 at March 31, 2024 and December 31, 2023, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2024 and 2023 was $2,002 and $2,303 respectively.

Accrued Warranties

Warranty costs are accrued at the time revenue is recognized and the expense is recorded in the Condensed Consolidated Statement of Operations in Cost of Sales. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

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

As of March 31, 2024 and December 31, 2023, accrued warranties were $1,896 and $2,038, respectively.

Advertising

Advertising costs are expensed as incurred and were $271 and $187 for the three months ended March 31, 2024 and 2023, respectively.

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

3. Revenue Recognition

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
United States	$35,452	$30,126
Italy	8,116	13,278
Canada	7,306	5,899
United Kingdom	3,857	1,863
Chile	3,682	4,544
France	1,653	2,259
Other	13,277	9,902
Total Revenue	$73,343	$67,871

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Boom trucks, knuckle boom cranes	$48,457	$39,236
Aerial platforms	6,242	8,889
Part sales	6,346	7,192
Rentals	6,444	5,835
Services	600	1,117
Merchandise sales and other	933	978
Other equipment	4,321	4,624
Total Revenue	$73,343	$67,871

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

The following table summarizes changes in customer deposits for the three months ended March 31, as follows:

	March 31, 2024	March 31, 2023
Customer deposits January 1,	$2,384	$3,407
Additional customer deposits received where revenue has not yet been recognized	4,285	1,937
Revenue recognized from customer deposits	(4,479)	(2,639)
Effect of change in exchange rates	(57)	27
Total customer deposits	$2,133	$2,732

4. Fair Value Measurements

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

The company has no assets or liabilities classified as fair value measurements as of March 31, 2024 and as of December 31, 2023.

5. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Euro, Chilean peso and the U.S. dollar.

Forward Currency Contracts

The Company periodically enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts, if applicable, at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction loss. Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

Instruments	Location of gain recognized in Statements of Operations	Location of gain recognized in Statements of Operations
		2024	2023
Forward currency contract	Foreign currency transaction gain	$-	$15

During the three months ended three months ended March 31, 2024 and 2023, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three months ended March 31, 2024 and 2023 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2024	December 31, 2023
Raw materials and purchased parts, net	$54,304	$57,185
Work in process	8,204	7,014
Finished goods, net	21,002	18,138
Inventory, net	$83,510	$82,337

The Company has established reserves for obsolete and excess inventory of $7,133 and $7,721 as of March 31, 2024 and December 31, 2023, respectively.

7. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of March 31, 2024:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,389	$(15,950)	$1,439
Customer relationships	8	22,087	(16,638)	5,449
Trade names and trademarks	14	5,469	(3,081)	2,388
Software	3	237	(116)	121
Indefinite lived trade names		1,926	—	1,926
Total intangible assets, net				$11,323

Intangible assets and accumulated amortization by category as of December 31, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,578	$(15,829)	$1,749
Customer relationships	8	22,338	(16,414)	5,924
Trade names and trademarks	14	5,469	(3,025)	2,444
Software	4	237	(104)	133
Indefinite lived trade names		1,975	—	1,975
Total intangible assets, net				$12,225

Amortization expense for intangible assets was $792 and $749 for the three months ended three months ended March 31, 2024 and 2023, respectively.

Estimated amortization expense for the nine months ending December 31, 2024 and twelve months for the next four years and subsequent is as follows:

Amount
2024	$1,623
2025	2,139
2026	779
2027	521
2028	521
And subsequent	3,814
Total intangible assets currently to be amortized	9,397
Intangible assets with indefinite lives not amortized	1,926
Total intangible assets	$11,323

Changes in goodwill for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023
Balance January 1,	$37,354	$36,916
Goodwill for Rabern acquisition	-	(80)
Effect of change in exchange rates	(386)	518
Balance March 31,	$36,968	$37,354

The Company performed an impairment assessment as of December 31, 2023. No triggering events have been identified during the quarter ended March 31, 2024 .

8. Accrued Expenses

	March 31, 2024	December 31, 2023
Accrued payroll and benefits	$5,937	$5,526
Accrued vacation	2,150	1,961
Accrued income tax and other taxes	2,090	2,505
Accrued warranty	1,896	2,038
Accrued legal settlement	870	870
Accrued expenses—other	1,151	1,603
Total accrued expenses	$14,095	$14,503

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

The following table summarizes the changes in product warranty liability:

	For the three months ended
	March 31,
	2024	2023
Balance January 1,	$2,038	$1,916
Provision for warranties issued during the year	595	167
Warranty services provided	(723)	(274)
Foreign currency translation	(14)	8
Balance March 31,	$1,896	$1,817

10. Credit Facilities and Debt

Debt is summarized as follows:

	March 31, 2024	December 31, 2023
U.S. Credit Facilities	$52,635	$51,990
U.S. Term Loan	12,277	12,824
Italy Group Short-Term Working Capital Borrowings	14,758	17,854
Italy Group Term Loan	7,832	7,992
Other	743	961
Total debt	88,245	91,621
Less: Debt issuance costs	(51)	(63)
Debt, net of issuance costs	$88,193	$91,558

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 9, 2023. Previously, the rate was Prime plus 0.50%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the lender agreed to extend the maturity date to April 11, 2025, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2025 unless the lender provides 120 days’ written notice of non-extension.

Borrowings under the $30,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 9, 2023. Previously, the rate was Prime plus 0.50%. The $30,000 facility requires quarterly interest payments and principal payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the maturity date was extended to April 11, 2025.

Note Payable Long Term

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity on October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At March 31, 2024 and December 31, 2023 , the Company had $52,635 and $51,990 in borrowings under the revolving credit facilities and $12,277 and $12,824 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of March 31, 2024 .

PM Group Short-Term Working Capital Borrowings

At March 31, 2024 and December 31, 2023 , PM Group had established demand credit and overdraft facilities at March 31, 2024 and December 31, 2023, whereby PM Group can borrow up to $21,706 and $25,882 for advances against invoices, letters of credit and bank overdrafts. As of March 31, 2024 and December 31, 2023, the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points or 3-month Euribor plus 450 basis points.

At March 31, 2024 and December 31, 2023 , the PM Group's outstanding working capital borrowings are $14,833 and $17,678, respectively.

Valla Short-Term Working Capital Borrowings

At March 31, 2024 and December 31, 2023, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $389 and $175, respectively for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders of 1.67% at March 31, 2024 and 1.67% - 12% at December 31, 2023. At March 31, 2024 and December 31, 2023, the banks had advanced Valla $3 and $176, respectively.

PM Group Term Loans

At March 31, 2024 and December 31, 2023, respectively, the PM Group has a $4,505 and $4,619 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,200 due in 2026.

At March 31, 2024 and December 31, 2023, respectively, the PM Group has unsecured borrowings totaling $3,119 and $3,197, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2025.

The PM group term loan contains an excess cash sweep provision such that if net financial debt to EBITDA ratio for the year achieves a certain threshold, PM is required to make an additional cash payment to the lenders to be applied to the principle and interest. For the year ending December 31, 2023, the threshold was achieved and PM is required to make a principle payment of approximately $0.7 million which will be paid by September 30, 2024.

As of March 31, 2024 the PM Group has a loan in Romania in the amount of $116 with a fixed interest of 2.75% rate maturing in 2027.

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

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$7,829	$7,416
Financing lease assets	Fixed assets, net	1,514	1,612
Total leased assets		$9,343	$9,028

Liabilities
Current
Operating	Current liabilities	$2,081	$2,100
Financing	Current liabilities	632	605

Non-current
Operating	Non-current liabilities	5,748	5,315
Financing	Non-current liabilities	2,609	2,777
Total lease liabilities		$11,070	$10,797

		Three months ended March 31,
Lease Cost	Classification	2024	2023
Operating lease costs	Operating lease assets	$1,001	$501
Finance lease cost
Amortization of leased assets	Amortization	98	98
Interest on lease liabilities	Interest expense	104	119
Lease cost		$1,203	$718

	Three months ended March 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,001	$501
Operating cash flows from finance leases	104	119
Financing cash flows from finance leases	140	119

Future principal minimum lease payments for the period ending March 31, for the next five years and subsequent are:

	Operating Leases	Finance Leases
2024	$1,635	$746
2025	1,905	996
2026	1,710	1,018
2027	1,024	1,049
2028	593	356
2029	511	-
And subsequent	1,275	-
Total undiscounted lease payments	8,653	4,165
Less interest	(824)	(924)
Total liabilities	7,829	3,241
Less current maturities	(2,081)	(632)
Non-current lease liabilities	$5,748	$2,609

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

12. Income Taxes

For the three months ended March 31, 2024, the Company recorded an income tax provision of $244, which includes a discrete income tax provision of $412. The calculation of the overall income tax provision for the three months ended March 31, 2024 primarily consists of a discrete income tax expense for the accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2023 , the Company recorded an income tax provision of $13, which includes a discrete income tax expense of $16. The calculation of the overall income tax provision for the three months ended March 31, 2023 primarily consist of a discrete income tax expense for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2024 was an income tax provision of 9.1% on pretax income of $2,675 compared to an income tax provision of 100% on a pretax loss of $13 in the comparable prior period. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and in Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits in connection with the expiration of the statute of limitations in a foreign jurisdiction and the settlement of a foreign income tax audit.

The Company’s total unrecognized tax benefits as of March 31, 2024 and 2023 were approximately $2.2 million and $2.9 million, respectively.

13. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,431	$(26)
Net income (loss) attributable to noncontrolling interest	148	(79)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$2,283	$53

Income per share
Basic
Net income	$0.12	-
Net income attributable to shareholders of Manitex International, Inc.	$0.11	-
Diluted
Net income	$0.12	-
Net income attributable to shareholders of Manitex International, Inc.	$0.11	-

Weighted average common shares outstanding
Basic	20,284,920	20,122,054

Diluted
Basic	20,284,920	20,122,054
Dilutive effect of restricted stock units and stock options	78,722	—
Dilutive	20,363,642	20,122,054

	March 31,
	2024	2023
Unvested restricted stock units	293,882	337,453
Options to purchase common stock	—	197,437
	293,882	534,890

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plans vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three months ended March 31, 2024:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 2, 2024	Director	14,000	$113,500
January 12, 2024	Employee	891	5,794
February 1, 2024	Employee	1,089	6,679
March 7, 2024	Director	15,000	77,250
March 7, 2024	Employee	19,800	101,970
March 8, 2024	Employee	15,920	123,062
		66,700	$428,255

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2024:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 7, 2024	4,568	$6.47
March 8, 2024	4,273	$6.33
	8,841

Restricted Stock Awards

The following table contains information regarding restricted stock units through March 31, 2024:

March 31, 2024
Outstanding on January 1, 2024	258,888
Units granted during the period	102,000
Vested and issued	(57,859)
Vested-issued and repurchased for income tax withholding	(8,841)
Forfeited	(306)
Outstanding on March 31, 2024	293,882

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $394 and $329 for the three months ended March 31, 2024 and 2023, respectively. Additional compensation expense related to restricted stock units will be $773, $567 and $190 for the remainder of 2024, 2025 and 2026, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions awards was $2.2 million calculated by using the Monte Carlo simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $206 and $371 for the three months ended March 31, 2024 and 2023, respectively. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $25 for the remainder of 2024.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $66 for the three months ended March 31, 2023. Additional compensation expense related to Mr. Coffey’s options will be $93, $67 and $13 for the remainder of 2024, 2025 and 2026, respectively.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2024, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano, a significant shareholder of the Company, during 2024.

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

As of March 31, 2024 and December 31, 2023, the Company had accounts payable with related parties as shown below:

		March 31, 2024	December 31, 2023
Accounts Payable	Tadano (2)	$7	$58

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31,
		2024	2023
Rent paid:	Rabern Facility (3)	$242	$191

Sales to:	Terex (1)	$11	$59
	Tadano (2)	—	50
Total Sales		$11	$109

Purchases from:	Terex (1)	$—	$35
	Tadano (2)	—	7
Total Purchases		$-	$42

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended March 31,
	2024	2023
Net revenues
Lifting Equipment	$65,965	$61,112
Rental Equipment	7,378	6,759
Total revenue	$73,343	$67,871
Operating income (loss)
Lifting Equipment	$3,962	$2,581
Rental Equipment	948	(16)
Total operating income	$4,910	$2,565
Total assets
Lifting Equipment	$189,932	$182,913
Rental Equipment	66,313	66,285
Total assets	$256,245	$249,198
Depreciation and amortization
Lifting Equipment	$1,183	$1,088
Rental Equipment	1,611	1,964
Total depreciation and amortization	$2,794	$3,052
Capital expenditures
Lifting Equipment	$214	$513
Rental Equipment	4,176	1,945
Total capital expenditures	$4,390	$2,458

	Three Months Ended March 31, 2024
	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$28,075	$7,377	$35,452
Italy	8,116	—	8,116
Canada	7,306	—	7,306
United Kingdom	3,857		3,857
Chile	3,682	—	3,682
France	1,653		1,653
Other	13,277	—	13,277
Total	$65,966	$7,377	$73,343

	Three Months Ended March 31, 2023
	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$23,367	$6,759	$30,126
Italy	13,278	—	13,278
Canada	5,899	—	5,899
France	2,259	—	2,259
Chile	4,544	—	4,544
Other	11,765	—	11,765
Total	$61,112	$6,759	$67,871

Note 18. Property, Plant and Equipment

Property and equipment are stated at cost or the fair market value at the date of acquisition. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2024 and 2023 was $2,002 and $2,303, respectively.

Property, plant and equipment consists of the following at March 31, 2024 and December 31, 2023. respectively:

	2024	2023
Rental fleet	$46,410	$42,380
Machinery and equipment	11,489	11,692
Buildings	8,369	8,602
Finance lease - building	4,606	4,606
Land	3,399	3,484
Leasehold improvements	2,211	2,211
Motor vehicles	1,782	1,801
Construction in progress	1,862	1,724
Computer equipment	1,490	1,489
Furniture and fixtures	1,315	1,322
Totals	82,933	79,311
Less: accumulated depreciation	(28,159)	(26,671)
Less: accumulated depreciation - finance lease	(3,180)	(3,080)
Net property and equipment	$51,594	$49,560

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

Backlog

The Company’s backlog was approximately $154 million and $170 million at March 31, 2024 and December 31, 2023, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenues	$73,343	$67,871	$5,472	8.1%
Cost of sales	56,460	53,461	2,999	5.6
Gross profit	16,883	14,410	2,473	17.2
Operating expenses
Research and development costs	854	814	40	4.9
Selling, general and administrative expenses	11,119	11,031	88	0.8
Total operating expenses	11,973	11,845	128	1.1
Operating income	4,910	2,565	2,345	91.4
Other income (expense)
Interest expense	(1,872)	(1,765)	(107)	6.1
Interest income	79	—	79	n/m
Foreign currency transaction loss	(476)	(55)	(421)	n/m
Other income (expense)	34	(758)	792	n/m
Total other expense	(2,235)	(2,578)	343	(13.3)
Income (loss) before income taxes	2,675	(13)	2,688	n/m
Income tax expense	244	13	231	n/m
Net income (loss)	2,431	(26)	2,457	n/m
Net income (loss) attributable to noncontrolling interest	148	(79)	227	(287.3)
Net income attributable to shareholders of Manitex International, Inc.	$2,283	$53	$2,230	n/m

n/m = not meaningful

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Revenues and gross profit -Net revenues increased $5.5 million or 8.1% to $73.3 million for the three months ended March 31, 2024 compared with $67.8 million for the comparable period in 2023 The increase in revenues is primarily due to the increase in sales of straight mast boom cranes in addition to a modest increase by the Rabern business, partially offset by lower chassis sales.

Gross profit increased $2.5 million to $16.9 million for the three months ended March 31, 2024 from $14.4 million for the comparable period in 2023. The increase in gross profit in 2024 is attributable to increases in revenues at Manitex and Rabern, increased pricing and lower cost of goods by the Company's PM business. The gross margin percentage was 23.0% for the three months ended March 31, 2024 as compared with 21.2% for the prior year. The increase in gross profit percentage is primarily driven by higher margins generated from increased pricing, lower cost of sales from the PM business, higher sales from the Rabern business, product mix and a decline in chassis sales.

Research and development — Research and development expense was $0.9 million for the three months ended March 31, 2024 compared to $0.8 million for the same period in 2023. The Company’s research and development spending reflects our continued

commitment to develop and introduce new products, with the costs generated particularly in the PM and Valla business units, that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended March 31, 2023 was $11.1 million compared to $11.0 million for the comparable period in 2023. SG&A expense included a decrease in trade show expenses and stock compensation in 2024 offset by an increase in insurance expense, salaries and wages expenses and property taxes.

Interest expense —Interest expense was $1.9 million for the three months ended March 31, 2024 compared to $1.8 million for the comparable period in 2023. Interest expense increased due to higher utilization of loan obligations in addition to higher interest rates in 2024.

Foreign currency transaction losses — For the three months ended March 31, 2024, the Company had foreign currency loss of $0.5 million, compared with a loss of $0.1 million for the comparable period in 2023. A substantial portion of the loss relates to changes in the Chilean and Argentinian peso.

Other income (expense) — Other expense was less than $0.1 million for the three months ended March 31, 2024 compared with other expense of $0.8 million for the same period in 2023. The expense in 2023 relates to a pension settlement obligation of $0.5 million related to the termination of services provided by union members and $0.3 million of legal settlement charges.

Income taxes — For the three months ended March 31, 2024, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax provision of $0.4 million. The calculation of the overall income tax provision for the three months ended March 31, 2024, primarily consists of domestic and foreign taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits in connection with the expiration of the statute of limitations in a foreign jurisdiction and the settlement of a foreign income tax audit. For the three months ended March 31, 2023, the Company recorded an income tax provision of less than $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2023 primarily consists of a discrete income tax expense for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2024, was an income tax provision of 9.1% on pretax income of $2.7 million compared to an income tax provision of 100% on a pretax loss of less than 0.1 million in the comparable prior period. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and in Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits in connection with the expiration of the statute of limitations in a foreign jurisdiction and the settlement of a foreign income tax audit.

Liquidity and Capital Resources

The global economy generally and our customers and suppliers specifically are being significantly impacted by a number of factors, including inflation, high interest rates and general economic uncertainty. While the potential negative financial impact that these factors will have on our results of operations and liquidity position cannot be reasonably estimated at this time, such impacts could be material. In the context of these uncertain conditions, we are actively managing the business to maintain cash flow and ensure that we have sufficient liquidity for a variety of scenarios. We believe that such strategy will allow us to meet our anticipated funding requirements.

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At March 31, 2024, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $20 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $5.1 million and $9.5 million at March 31, 2024 and December 31, 2023. At March 31, 2023, the Company had global liquidity of approximately $30 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At March 31, 2023 and December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Operating Activities - For the three months ended March 31, 2024, cash flow provided by operating activities was $0.6 million compared to cash used in operating activities of $1.5 million for the same period in the prior year. Cash used by working capital was $3.1 million for the three months ended March 31, 2024 compared to cash used by working capital of $5.3 million for the same period in the prior year. Cash used by working capital in March 2024 is due to increases in accounts receivable and inventories partially offset by an increase in accounts payable.

Investing Activities - Cash used in investing activities was $1.1 million in the first three months of 2024, compared to $2.4 million used in investing activities in the same period a year ago. Cash used in investing activities was primarily related to cash payments for property and equipment purchases to support the rental business.

Financing Activities - Cash used in financing activities was $2.9 million for the three months ended March 31, 2024 which included a a net reduction in working capital facilities of $2.8 million and note payments of $0.8 million, partially offset by a net increase in borrowings on the US revolvers of $0.9 million. Cash provided by financing activities was an inflow of $5.2 million for the three months ended March 31, 2023 which included an increase in borrowings on the revolving credit facility of $7.7 million partially offset by a reduction in working capital facilities of $1.5 million, primarily to fund purchases of inventory to meet increasing backlog and fixed assets to support the rental segment.

Critical Accounting Policies

The Company’s critical accounting policies have not materially changed since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 was filed. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of the Company’s critical accounting policies.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Credit Agreement with Amarillo National Bank ("Amarillo") directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00 and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar quarter, beginning June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	$-
February 1 - February 28, 2024	—	—	—	—
March 1 - March 31, 2024	8,841	6.40	—	56,603
	8,841	$6.40	—	$56,603

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2024

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

May 2, 2024

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)