Form 10-Q
period 2024-06-30
Manitex International, Inc.
filed 2024-08-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, no par, outstanding at July 31, 2024 was 20,397,358

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2024 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•
our operations are in a highly competitive industry and subject to the risks of such competition;
•
our dependency upon third-party suppliers makes us vulnerable to supply shortages;
•
price increases in materials could reduce our profitability;
•
our rental fleet ages causing significant impact to profitability;
•
our ability to collect rental revenue;
•
our rental fleet is subject to residual value risk;
•
increased product liability claims and other liabilities due to the nature of its business;
•
our success depends upon the continued protections of its trademarks and may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;
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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$5,097	$9,269
Cash – restricted	206	212
Trade receivables (net)	51,695	49,118
Other receivables	1,715	553
Inventory (net)	82,268	82,337
Prepaid expenses and other current assets	3,659	4,084
Total current assets	144,640	145,573
Total fixed assets net of accumulated depreciation of $33,035 and $29,751 at June 30, 2024 and December 31, 2023, respectively	52,194	49,560
Operating lease assets	7,832	7,416
Intangible assets (net)	10,511	12,225
Goodwill	36,854	37,354
Deferred tax assets	3,220	3,603
Total assets	$255,251	$255,731
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,987	$47,644
Accrued expenses	14,346	14,503
Related party payables	548	27
Revolving term credit facilities	2,106	2,185
Notes payable (net)	21,153	23,343
Current portion of finance lease obligations	651	605
Current portion of operating lease obligations	2,210	2,100
Customer deposits	2,021	2,384
Total current liabilities	93,022	92,791
Long-term liabilities
Revolving term credit facilities (net)	48,817	49,781
Notes payable (net)	14,064	16,249
Finance lease obligations (net of current portion)	2,444	2,777
Operating lease obligations (net of current portion)	5,622	5,315
Deferred tax liability	4,719	4,145
Other long-term liabilities	3,334	4,989
Total long-term liabilities	79,000	83,256
Total liabilities	172,022	176,047
Commitments and contingencies
Equity
Preferred stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock—no par value 25,000,000 shares authorized, 20,390,299 and 20,258,194 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	135,226	134,328
Additional paid in capital	5,454	5,440
Retained deficit	(62,209)	(65,982)
Accumulated other comprehensive loss	(5,686)	(4,169)
Equity attributable to shareholders of Manitex International, Inc.	72,785	69,617
Equity attributed to noncontrolling interest	10,444	10,067
Total equity	83,229	79,684
Total liabilities and equity	$255,251	$255,731

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$76,235	$73,534	$149,578	$141,405
Cost of sales	59,074	58,599	115,534	112,060
Gross profit	17,161	14,935	34,044	29,345
Operating expenses
Research and development costs	929	837	1,783	1,651
Selling, general and administrative expenses	11,125	10,766	22,244	21,797
Total operating expenses	12,054	11,603	24,027	23,448
Operating income	5,107	3,332	10,017	5,897
Other income (expense)
Interest expense	(1,931)	(1,896)	(3,803)	(3,661)
Interest income	91	-	170	-
Foreign currency transaction loss	(353)	(718)	(829)	(773)
Other income (expense)	(17)	21	17	(737)
Total other expense	(2,210)	(2,593)	(4,445)	(5,171)
Income before income taxes	2,897	739	5,572	726
Income tax expense	1,178	207	1,422	220
Net income	1,719	532	4,150	506
Net income attributable to noncontrolling interest	229	128	377	49
Net income attributable to shareholders of Manitex International, Inc.	$1,490	$404	$3,773	$457
Income per share
Basic	$0.07	$0.02	$0.19	$0.02
Diluted	$0.07	$0.02	$0.19	$0.02
Weighted average common shares outstanding
Basic	20,368,668	20,206,919	20,326,794	20,164,486
Diluted	20,392,756	20,209,959	20,378,199	20,166,968

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,719	$532	$4,150	$506
Other comprehensive income
Foreign currency translation gain (loss)	(317)	22	(1,517)	695
Total comprehensive income	1,402	554	2,633	1,201
Comprehensive income attributable to noncontrolling interest	229	128	377	49
Total comprehensive income attributable to shareholders of Manitex International, Inc.	$1,173	$426	$2,256	$1,152

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI Gain (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2023	20,258,194	$134,328	$5,440	$(65,982)	$(4,169)	$10,067	$79,684
Net income	—	—	—	2,283	—	148	2,431
Loss on foreign currency translation	—	—	—	—	(1,200)	—	(1,200)
Employee incentive plan issuance	66,700	428	(428)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(8,841)	(56)	—	—	—	—	(56)
Share-based compensation	—	—	633	—	—	—	633
Balance at March 31, 2024	20,316,053	$134,700	$5,645	$(63,699)	$(5,369)	$10,215	$81,492
Net income	—	—	—	1,490	—	229	1,719
Loss on foreign currency translation	—	—	—	—	(317)	—	(317)
Employee incentive plan issuance	78,310	551	(551)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(4,064)	(25)	—	—	—	—	(25)
Share-based compensation	—	—	360	—	—	—	360
Balance at June 30, 2024	20,390,299	$135,226	$5,454	$(62,209)	$(5,686)	$10,444	$83,229

Balance at December 31, 2022	20,107,014	133,289	4,266	(73,338)	(5,822)	9,566	67,961
Net income (loss)	-	-	-	53	-	(79)	(26)
Gain on foreign currency translation	-	-	-	-	673	-	673
Employee incentive plan issuance	62,402	410	(410)	-	-	-	-
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	-	-	-	-	(40)
Share-based compensation	-	-	766	-	-	-	766
Balance at March 31, 2023	20,161,811	133,659	4,622	(73,285)	(5,149)	9,487	69,334
Net income	-	-	-	404	-	128	532
Gain on foreign currency translation	-	-	-	-	22	-	22
Employee incentive plan issuance	83,820	589	(589)	-	-	-	-
Repurchase to satisfy withholding and cancelled shares	(1,875)	(9)	-	-	-	-	(9)
Share-based compensation	-	-	588	-	-	-	588
Balance at June 30, 2023	20,243,756	134,239	4,621	(72,881)	(5,127)	9,615	70,467

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,150	$506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,445	5,921
Changes in allowances for credit losses	23	19
Changes in inventory reserves	57	58
Deferred income taxes	959	(703)
Amortization of deferred debt issuance costs	24	27
Amortization of debt discount	26	30
Loss on forward currency contract	-	92
Loss (gain) on sale of assets	(69)	10
Share-based compensation	993	1,354
Adjustment to deferred gain on sales and lease back	(40)	(40)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,595)	(4,527)
(Increase) decrease in other receivables	(1,184)	687
(Increase) decrease in inventory	(1,271)	(12,970)
(Increase) decrease in prepaid expenses and other assets	396	140
Increase (decrease) in accounts payables and related party payables	4,735	6,409
Increase (decrease) in accrued expenses	65	1,780
Increase (decrease) increase in other current liabilities	(314)	(799)
Increase (decrease) in other long-term liabilities	(1,513)	(500)
Net cash provided by (used in) operating activities	8,887	(2,506)
Cash flows from investing activities:
Purchase of property and equipment	(7,129)	(3,506)
Investment in intangible assets	-	(51)
Proceeds from sale of assets	350	352
Net cash used in investing activities	(6,779)	(3,205)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facilities	(1,101)	4,461
Net borrowings (payments) on working capital facilities	(1,983)	1,474
Note payments	(1,565)	(1,457)
Shares repurchased for income tax withholding on share-based compensation	(81)	(49)
Payments on finance lease obligations	(288)	(242)
Net cash provided by (used in) provided by financing activities	(5,018)	4,187
Net decrease in cash and cash equivalents	(2,910)	(1,524)
Effect of exchange rate changes on cash	(1,268)	636
Cash, cash equivalents and restricted cash at the beginning of the year	9,481	8,190
Cash, cash equivalents and restricted cash at end of period	$5,303	$7,302

(See Note 1 for Supplemental cash flow disclosures)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms and electrical industrial cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, energy distribution and infrastructure development, including roads, bridges and commercial construction and the tree care industry.

PM and Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 65-year history of technology and innovation, and a product range spanning more than 50 models. PM has an innovative line of 1.5 to 210 ton hydraulic articulated cranes serving the power generation, transmission and distribution industry, tree care and landscaping industry and mining and mineral industries. PM is also a manufacturer of truck-mounted and self-propelled aerial platforms with a diverse product line and an international client base. Truck mounted aerial work platforms are widely used in several diverse applications. High reach aerial work platforms are used in highway signage maintenance and construction, parking lot lighting applications, as well as telecommunication maintenance and upgrades. Medium reach aerial work platforms cover most retail shopping and commercial advertising. Larger capacity aerial work platforms are used as support vehicles to service and maintain equipment in mining applications. Cranes and aerial platforms are configured for tree management and removal, both manned and remote applications. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico. PM cranes are also distributed by the Company's subsidiary, Manitex Inc, in Georgetown, Texas.

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

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
	2024	2023
Interest received in cash	$170	$-
Interest paid in cash	3,916	4,043
Income tax payments in cash	908	(23)
Recognition of right-of-use asset and right-of-use liability	1,330	2,928
Fixed asset purchases in account payable	541	114

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$5,097	$7,092
Restricted cash	206	210
Cash, cash equivalents and restricted cash at the end period	$5,303	$7,302

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $206 and $212 at June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $2,076 and $2,186 at June 30, 2024 and December 31, 2023, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

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

As of June 30, 2024 and December 31, 2023, accrued warranties were $1,919 and $2,038, respectively.

Advertising

Advertising costs are expensed as incurred and were $321 and $592 for the three and six months ended June 30, 2024, respectively. Advertising costs were $432 and $619 for the three and six months ended June 30, 2023, respectively.

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

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the statement of operations over the requisite service period for each separately vesting tranche of awards.

3. Revenue Recognition

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$39,457	$34,965	$74,909	$65,095
Italy	10,811	14,805	18,927	28,009
Canada	5,211	7,031	12,517	12,935
Chile	4,068	1,296	7,750	5,855
United Kingdom	2,537	2,613	6,394	5,856
Argentina	2,526	722	4,574	1,993
Other	11,625	12,102	24,507	21,662
Total Revenue	$76,235	$73,534	$149,578	$141,405

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Boom trucks, knuckle boom & truck cranes	$48,080	$46,785	$96,537	$86,021
Rentals	7,208	6,238	13,652	12,073
Aerial platforms	6,726	8,209	12,968	17,098
Part sales	6,624	5,668	12,970	12,860
Merchandise sales and other	1,153	1,060	2,086	2,038
Services	745	813	1,345	1,930
Other equipment	5,699	4,761	10,020	9,385
Total Revenue	$76,235	$73,534	$149,578	$141,405

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

The following table summarizes changes in customer deposits for the six months ended June 30, as follows:

	June 30, 2024	June 30, 2023
Customer deposits January 1,	$2,384	$3,407
Additional customer deposits received where revenue has not yet been recognized	7,240	4,597
Revenue recognized from customer deposits	(7,518)	(5,330)
Effect of change in exchange rates	(85)	(21)
Total customer deposits	$2,021	$2,653

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

The company has no assets or liabilities classified as fair value measurements as of June 30, 2024 and as of December 31, 2023.

5. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Euro, Chilean peso and the U.S. dollar.

Forward Currency Contracts

The Company periodically enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts, if applicable, at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction gain (loss.) Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of the Company's Italian subsidiaries and their subsidiaries.

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

		Gain (loss)		Gain (loss)
Instruments	Location of gain recognized in Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Forward currency contract	Foreign currency transaction gain	$-	$37	$-	$52

During the three and six months ended June 30, 2024 and 2023, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three and six months ended June 30, 2024 and 2023 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2024	December 31, 2023
Raw materials and purchased parts, net	$52,782	$57,185
Work in process	8,018	7,014
Finished goods, net	21,468	18,138
Inventory, net	$82,268	$82,337

The Company has established reserves for obsolete and excess inventory of $7,056 and $7,721 as of June 30, 2024 and December 31, 2023, respectively.

7. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of June 30, 2024:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,334	$(16,174)	$1,160
Customer relationships	6	22,012	(17,014)	4,998
Trade names and trademarks	13	5,469	(3,136)	2,333
Software	3	237	(128)	109
Indefinite lived trade names		1,911	—	1,911
Total intangible assets, net				$10,511

Intangible assets and accumulated amortization by category as of December 31, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,578	$(15,829)	$1,749
Customer relationships	8	22,338	(16,414)	5,924
Trade names and trademarks	14	5,469	(3,025)	2,444
Software	4	237	(104)	133
Indefinite lived trade names		1,975	—	1,975
Total intangible assets, net				$12,225

Amortization expense for intangible assets was $787 and $1,579 for the three and six months ended June 30, 2024, respectively. Amortization expense for intangible assets was $807 and $1,556 for the three and six months ended June 30, 2023, respectively.

Estimated amortization expense for the six months ending December 31, 2024 and twelve months for the next four years and subsequent years is as follows:

Amount
2024	$1,155
2025	1,887
2026	705
2027	521
2028	521
And subsequent	3,811
Total intangible assets currently to be amortized	8,600
Intangible assets with indefinite lives not amortized	1,911
Total intangible assets	$10,511

Changes in goodwill for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023
Balance January 1,	$37,354	$36,916
Goodwill for Rabern acquisition	-	(80)
Effect of change in exchange rates	(500)	239
Balance June 30,	$36,854	$37,075

The Company performed an impairment assessment as of December 31, 2023. No triggering events have been identified during the quarter ended June 30, 2024.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at June 30, 2024 and December 31, 2023, respectively:

	2024	2023
Rental fleet	$47,728	$42,380
Machinery and equipment	12,199	11,692
Buildings	8,358	8,602
Finance lease - building	4,606	4,606
Land	3,373	3,484
Leasehold improvements	2,288	2,211
Construction in progress	2,060	1,724
Motor vehicles	1,801	1,801
Computer equipment	1,500	1,489
Furniture and fixtures	1,316	1,322
Totals	85,229	79,311
Less: accumulated depreciation	(29,757)	(26,721)
Less: accumulated depreciation - finance lease	(3,278)	(3,030)
Net property and equipment	$52,194	$49,560

Depreciation expense for the three and six months ended June 30, 2024 and was $1,863 and $3,866 respectively. Depreciation expense for the three and six months ended June 30, 2023 was $2,062 and $4,365, respectively.

9. Accrued Expenses

Accrued expenses consist of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Accrued payroll and benefits	4,935	$5,526
Accrued vacation	2,422	1,961
Accrued warranty	1,919	2,038
Accrued income tax and other taxes	1,744	2,505
Accrued legal settlement	1,160	870
Accrued expenses—other	2,166	1,603
Total accrued expenses	$14,346	$14,503

10. Accrued Warranty

The following table summarizes the changes in product warranty liability:

	For the six months ended
	June 30,
	2024	2023
Balance January 1,	$2,038	$1,916
Provision for warranties issued during the year	1,422	1,069
Warranty services provided	(1,522)	(1,028)
Foreign currency translation	(19)	8
Balance June 30,	$1,919	$1,965

11. Credit Facilities and Debt

Debt is summarized as follows:

	June 30, 2024	December 31, 2023
U.S. Credit Facilities	$50,923	$51,990
U.S. Term Loan	11,729	12,824
Italy Group Short-Term Working Capital Borrowings	15,445	17,854
Italy Group Term Loan	7,733	7,992
Other	355	961
Total debt	86,185	91,621
Less: Debt issuance costs	(45)	(63)
Debt, net of issuance costs	$86,140	$91,558

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 9, 2023. Previously, the rate was Prime plus 0.50%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The original maturity date for the facility was on April 11, 2024. On January 25, 2023, the maturity date was extended to April 11, 2025. On June 3, 2024, the lender agreed to extend the maturity date to April 11, 2026, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2026 unless the lender provides 120 days’ written notice of non-extension.

Borrowings under the $30,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 9, 2023. Previously, the rate was Prime plus 0.50%. The $30,000 facility requires quarterly principal payments in the amount of 3% of the outstanding balance (beginning January 1, 2023) in addition to quarterly interest payments. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the maturity date was extended to April 11, 2025. On June 3, 2024, the lender agreed to extend the maturity date to April 11, 2026, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2026 unless the lender provides 120 days’ written notice of non-extension.

Note Payable Long Term

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity on October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At June 30, 2024 and December 31, 2023 , the Company had $50,923 and $51,990 in borrowings under the revolving credit facilities and $11,729 and $12,824 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of June 30, 2024.

PM Group Short-Term Working Capital Borrowings

At June 30, 2024 and December 31, 2023, PM Group had demand credit and overdraft facilities at PM Group and can borrow up to $25,201 and $25,882 for advances against invoices, letters of credit and bank overdrafts. As of June 30, 2024 and December 31, 2023, the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points or 3-month Euribor plus 450 basis points.

At June 30, 2024 and December 31, 2023, PM Group's outstanding working capital borrowings are $15,339 and $17,678, respectively.

Valla Short-Term Working Capital Borrowings

At June 30, 2024 and December 31, 2023, respectively, Valla had demand credit and overdraft facilities. Under the facilities, Valla can borrow up to $175 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders of 1.67% at June 30, 2024 and 1.67% - 12% at December 31, 2023. At June 30, 2024 and December 31, 2023, the banks had advanced Valla $106 and $176, respectively.

PM Group Term Loans

At June 30, 2024 and December 31, 2023, respectively, PM Group has a $4,531 and $4,673 term loan that requires fixed principal payments and a balloon payment. The loan is secured by PM Group’s common stock. The interest rate for this term loan is a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and a balloon payment of $2,800 due in 2026.

The PM group term loan contains an excess cash sweep provision such that if the net financial debt to EBITDA ratio for the year achieves a certain threshold, PM is required to make an additional cash payment to the lenders to be applied to the principal and interest. For the year ending December 31, 2023, the threshold was achieved and PM made a principal payment of approximately $0.9 million in July 2024.

At June 30, 2024 and December 31, 2023, PM Group has unsecured borrowings totaling $3,096 and $3,197, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable until the end of 2025.

As of June 30, 2024 and December 31, 2023, the PM Group has a loan in Romania in the amount of $106 and $122, respectively, with a fixed interest of 2.75% rate maturing in 2027.

12. Leases

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

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$7,832	$7,416
Financing lease assets	Fixed assets, net	1,416	1,612
Total leased assets		$9,248	$9,028

Liabilities
Current
Operating	Current liabilities	$2,210	$2,100
Financing	Current liabilities	651	605

Non-current
Operating	Non-current liabilities	5,622	5,315
Financing	Non-current liabilities	2,444	2,777
Total lease liabilities		$10,927	$10,797

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs	Operating lease assets	$569	$612	$1,137	$1,106
Finance lease cost
Amortization of leased assets	Amortization	98	91	198	182
Interest on lease liabilities	Interest expense	99	119	203	235
Lease cost		$766	$822	$1,538	$1,523

	Three months ended June 30,		Six months ended June 30
Other Information	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$569	$612	$1,137	$1,106
Operating cash flows from finance leases	99	91	198	189
Financing cash flows from finance leases	146	123	288	242
Total Other	$814	$826	$1,623	$1,537

Future principal minimum lease payments for the period ending June 30, 2024 for the next five years and subsequent years are:

	Operating Leases	Finance Leases
2024	$1,243	$501
2025	2,202	996
2026	2,084	1,018
2027	1,195	1,049
2028	676	356
2029	520	-
And subsequent	1,393	-
Total undiscounted lease payments	9,313	3,920
Less interest	(1,481)	(825)
Total liabilities	7,832	3,095
Less current maturities	(2,210)	(651)
Non-current lease liabilities	$5,622	$2,444

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

13. Income Taxes

For the three months ended June 30, 2024, the Company recorded an income tax provision of $1.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2024 primarily consists of domestic and foreign income taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions. For the three months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete tax income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions.

The effective tax rate for the three months ended June 30, 2024 was an income tax provision of 40.7% on pretax income of $2.9 million compared to an income tax provision of 28.0% on pretax income of $0.7 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations for various state jurisdictions.

For the six months ended June 30, 2024, the Company recorded an income tax provision of $1.4 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the six months ended June 30, 2024, primarily consists of domestic and foreign taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions and a foreign jurisdiction and the settlement of a foreign income tax audit. For the six months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for the six months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete income tax expense for the accrual of interest related to unrecognized tax benefits offset by a tax benefit related to the expiration of the statutes of limitations for various state jurisdictions.

The effective tax rate for the six months ended June 30, 2024 was an income tax provision of 25.5% on pretax income of $5.6 million compared to an income tax provision of 30.3% on pretax income of $0.7 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions and a foreign jurisdiction, and the settlement of a foreign income tax audit.

The Company’s total unrecognized tax benefits as of June 30, 2024 and June 30, 2023 were approximately $2.2 million and $2.9 million, respectively.

14. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,719	$532	$4,150	$506
Net income attributable to noncontrolling interest	229	128	377	49
Net income attributable to shareholders of Manitex International, Inc.	$1,490	$404	$3,773	$457

Income per share
Basic
Net income	$0.08	0.03	$0.20	$0.03
Net income attributable to shareholders of Manitex International, Inc.	$0.07	0.02	$0.19	$0.02
Diluted
Net income	$0.08	0.03	$0.20	$0.03
Net income attributable to shareholders of Manitex International, Inc.	$0.07	0.02	$0.19	$0.02

Weighted average common shares outstanding
Basic	20,368,668	20,206,919	20,326,794	20,164,486

Diluted
Basic	20,368,668	20,206,919	20,326,794	20,164,486
Dilutive effect of restricted stock units and stock options	24,088	3,040	51,405	2,482
Dilutive	20,392,756	20,209,959	20,378,199	20,166,968

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	June 30,
	2024	2023
Unvested restricted stock units	273,272	282,230
Options to purchase common stock	213,437	213,437
	486,709	495,667

15. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plans vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the six months ended June 30, 2024.

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 2, 2024	Director	14,000	$113,540
January 12, 2024	Employee	891	5,794
February 1, 2024	Employee	1,089	6,679
March 7, 2024	Director	15,000	77,250
March 7, 2024	Employee	19,800	101,970
March 8, 2024	Employee	15,920	123,062
April 1, 2024	Employee	7,110	36,617
April 2, 2024	Director	10,000	63,900
April 11, 2024	Employee	33,000	250,800
June 2, 2024	Director	15,000	106,050
June 2, 2024	Employee	13,200	93,323
		145,010	$978,985

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2024:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 7, 2024	4,568	$6.47
March 8, 2024	4,273	$6.33
April 1, 2024	2,130	$6.51
June 2, 2024	1,934	$5.76
	12,905

Restricted Stock Awards

The following table contains information regarding restricted stock units through June 30, 2024:

June 30, 2024
Outstanding on January 1, 2024	258,888
Units granted during the period	159,700
Vested and issued	(132,105)
Vested-issued and repurchased for income tax withholding	(12,905)
Forfeited	(306)
Outstanding on June 30, 2024	273,272

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $319 and $713 for the three and six months ended June 30, 2024, respectively and $312 and $641 for the three and six months ended June 30, 2023, respectively. Additional compensation expense related to restricted stock units will be $508, $658 and $282 for the remainder of 2024, 2025 and 2026, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions awards was $2.2 million calculated by using the Monte Carlo simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $25 and $231 for the three and six months ended June 30, 2024, respectively. Compensation expense related to restricted stock units was $240 and $611 for the three and six months ended June 30, 2023, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $7.60 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to Mr. Coffey's stock options was $14 and $44 for the three and six months ended June 30, 2024. Additional compensation expense related to Mr. Coffey’s options will be $23 and $13 for the remainder of 2024 and 2025, respectively.

On May 1, 2023, 16,000 stock options were granted to employees at $5.18 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to these stock options was $4 and $8 for the three and six months ended June 30, 2024. Additional compensation expense related to these stock options will be $8, $15 and $5 for the remainder of 2024, 2025, and 2026, respectively.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate within the range that is most likely to occur. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company for these cases. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

The Company has been named as a defendant in several multi-defendant asbestos related product liability lawsuits. In certain cases the plaintiff has, to date, not been able to establish any exposure by the plaintiff to the Company’s products. The Company is uninsured with respect to these claims but believes that it will not incur any material liability with respect to these claims.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2024, the Company has a remaining obligation under these agreements to pay the plaintiffs $760 without interest in 7 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

As of June 30, 2024 and December 31, 2023, the Company had accounts payable with related parties as shown below:

		June 30, 2024	December 31, 2023
Accounts Payable	Terex (1)	$541	$27
	Tadano (2)	7	—
Total Accounts Payable		$548	$27

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Rent paid:	Rabern Facility (3)	$242	$242	$485	$433

Sales to:	Terex (1)	$—	$68	$11	$127
	Tadano (2)	11	11	11	61
Total Sales		$11	$79	$22	$188

Purchases from:	Terex (1)	$686	$—	$1,401	$35
	Tadano (2)	—	—	—	7
Total Purchases		$686	$-	$1,401	$42

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues
Lifting Equipment	$67,874	$66,264	$133,839	$127,376
Rental Equipment	8,361	7,270	15,739	14,029
Total revenue	$76,235	$73,534	$149,578	$141,405
Operating income (loss)
Lifting Equipment	$3,554	$2,438	$7,516	$5,019
Rental Equipment	1,553	894	2,501	878
Total operating income	$5,107	$3,332	$10,017	$5,897
Total assets
Lifting Equipment	$188,524	$188,006	$188,524	$188,006
Rental Equipment	66,727	65,385	66,727	65,385
Total assets	$255,251	$253,391	$255,251	$253,391
Depreciation and amortization
Lifting Equipment	$1,194	$1,172	$2,378	$2,260
Rental Equipment	1,457	1,697	3,067	3,661
Total depreciation and amortization	$2,651	$2,869	$5,445	$5,921
Capital expenditures
Lifting Equipment	$989	$467	$1,203	$1,012
Rental Equipment	1,750	548	5,926	2,494
Total capital expenditures	$2,739	$1,015	$7,129	$3,506

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$31,096	$8,361	$39,457	$27,695	$7,270	$34,965
Italy	10,811	—	10,811	14,805	—	14,805
Canada	5,211	—	5,211	7,031	—	7,031
Chile	4,068	—	4,068	1,296	—	1,296
United Kingdom	2,537	—	2,537	2,613	—	2,613
Argentina	2,526	—	2,526	722	—	722
Other	11,625	—	11,625	12,102	—	12,102
Total	$67,874	$8,361	$76,235	$66,264	$7,270	$73,534

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$59,171	$15,738	$74,909	$51,066	$14,029	$65,095
Italy	18,927	—	18,927	28,009	—	28,009
Canada	12,517	—	12,517	12,935	—	12,935
Chile	7,750	—	7,750	5,855	—	5,855
United Kingdom	6,394	—	6,394	5,856	—	5,856
Argentina	4,574	—	4,574	1,993	—	1,993
Other	24,507	—	24,507	21,662	—	21,662
Total	$133,840	$15,738	$149,578	$127,376	$14,029	$141,405

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

Backlog

The Company’s backlog was approximately $116 million and $170 million at June 30, 2024 and December 31, 2023, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenues	$76,235	$73,534	$2,701	3.7%
Cost of sales	59,074	58,599	475	0.8
Gross profit	17,161	14,935	2,226	14.9
Operating expenses
Research and development costs	929	837	92	11.0
Selling, general and administrative expenses	11,125	10,766	359	3.3
Total operating expenses	12,054	11,603	451	3.9
Operating income	5,107	3,332	1,775	53.3
Other income (expense)
Interest expense, net	(1,840)	(1,896)	56	3.0
Foreign currency transaction loss	(353)	(718)	365	50.8
Other income (expense)	(17)	21	(38)	n/m
Total other expense	(2,210)	(2,593)	383	(14.8)
Income before income taxes	2,897	739	2,158	n/m
Income tax expense	1,178	207	971	n/m
Net income	1,719	532	1,187	n/m
Net income attributable to noncontrolling interest	229	128	101	78.9
Net income attributable to shareholders of Manitex International, Inc.	$1,490	$404	$1,086	268.8%

n/m = not meaningful

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Revenues and gross profit - Net revenues increased $2.7 million or 3.7% to $76.2 million for the three months ended June 30, 2024 compared with $73.5 million for the comparable period in 2023. The increase in revenues is primarily due to further improvements in manufacturing velocity in our equipment business, strong growth in our rental operations and a modest increase in chassis sales, partially offset by decrease in aerial platform sales.

Gross profit increased $2.2 million to $17.2 million for the three months ended June 30, 2024 from $14.9 million for the comparable period in 2023. The increase in gross profit in 2024 is attributable to increased manufacturing throughout, lower material costs driven by supply chain initiative and increased contribution from the rental segment. As a result of these factors, the gross margin percentage was 22.5% for the three months ended June 30, 2024 as compared with 20.3% for the prior year.

Research and development — Research and development expense was $0.9 million for the three months ended June 30, 2024 compared to $0.8 million for the same period in 2023. The Company’s research and development spending reflects our continued

commitment to develop and introduce new products, with the costs generated particularly in the PM and Valla business units, that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended June 30, 2024, was $11.1 million compared to $10.8 million for the comparable period in 2023. SG&A expense included an increase in insurance expense, salaries and wages expense and property taxes, partially offset by a decrease in stock compensation in 2024.

Interest expense, net —Interest expense was $1.8 million for the three months ended June 30, 2024 consistent with $1.9 million for the comparable period in 2023 as outstanding borrowing and interest rates were similar over both periods.

Foreign currency transaction losses — For the three and six months ended June 30, 2024, the Company had foreign currency loss of $0.4 million, compared with a loss of $0.7 million for the comparable period in 2023. A substantial portion of the loss relates to changes in the Chilean and Argentinean peso.

Other income (expense) — Other expense was less than $0.1 million for the three months ended June 30, 2024 compared with other income of less than $0.1 million for the same period in 2023.

Income taxes —For the three months ended June 30, 2024, the Company recorded an income tax provision of $1.2 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended June 30, 2024 primarily consists of domestic and foreign income taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions. For the three months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete tax income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions.

The effective tax rate for the three months ended June 30, 2024 was an income tax provision of 40.7% on pretax income of $2.9 million compared to an income tax provision of 28.0% on pretax income of $0.7 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations for various state jurisdictions.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

Net revenues	$149,578	$141,405	$8,173	5.8%
Cost of sales	115,534	112,060	3,474	3.1
Gross profit	34,044	29,345	4,699	16.0
Operating expenses
Research and development costs	1,783	1,651	132	8.0
Selling, general and administrative expenses	22,244	21,797	447	2.1
Total operating expenses	24,027	23,448	579	2.5
Operating income	10,017	5,897	4,120	69.9
Other income (expense)
Interest expense, net	(3,633)	(3,661)	28	(0.8)
Foreign currency transaction loss	(829)	(773)	(56)	7.2
Other income (expense)	17	(737)	754	(102.3)
Total other expense	(4,445)	(5,171)	726	(14.0)
Income before income taxes	5,572	726	4,846	n/m
Income tax expense	1,422	220	1,202	n/m
Net income	4,150	506	3,644	n/m
Net income attributable to noncontrolling interest	377	49	328	n/m
Net income attributable to shareholders of Manitex International, Inc.	$3,773	$457	$3,316	n/m

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Revenues and gross profit - Net revenues increased $8.2 million or 5.8% to $149.6 million for the six months ended June 30, 2024 compared to $141.4 million for the comparable period in 2023. The increase in revenues is primarily due to an increased manufacturing throughout North America operations and modest increase in rental revenues, partially offset by a decline in aerial platform sales.

Gross profit increased $2.2 million to $17.2 million for the three months ended June 30, 2024 from $14.9 million for the comparable period in 2023. The increase in gross profit in 2024 is attributable to increased manufacturing throughout, lower material costs driven by supply chain initiatives and increased contribution from the rental segment. As a result of these factors, the gross margin percentage was 22.5% for the three months ended June 30, 2024 as compared with 20.3% for the prior year.

Research and development — Research and development expense was $1.8 million for the six months ended June 30, 2024 compared to $1.7 million for the same period in 2023. The Company’s research and development spending reflects our continued commitment to develop and introduce new products. The costs are primarily generated in the PM and Valla business units, which gives the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended June 30, 2024 was $22.2 million compared to $21.8 million for the comparable period in 2023. SG&A expense included an increase in insurance expense, salary expense and property tax expense, partially offset by a decrease in trade show expenses and stock compensation.

Interest expense, net —Interest expense was $3.6 million for the six months ended June 30, 2024 consistent with $3.7 million for the comparable period in 2023 as outstanding borrowings and interest rates were similar over both periods

Foreign currency transaction losses — For the six months ended June 30, 2024, the Company had a foreign currency loss of $0.8 million, consistent with a loss of $0.8 million for the comparable period in 2023. A substantial portion of the loss relates to changes in the Chilean and Argentinean peso.

Other income (expense) — Other income was less than $0.1 million for the six months ended June 30, 2024 compared with other expense of $0.7 million for the same period in 2023. The expense in 2023 relates to a pension settlement obligation of $0.5 million related to the termination of services provided by union members and $0.2 million of legal settlement charges.

Income taxes — For the six months ended June 30, 2024, the Company recorded an income tax provision of $1.4 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the six months ended June 30, 2024, primarily consists of domestic and foreign taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions and a foreign jurisdiction and the settlement of a foreign income tax audit. For the six months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for the six months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete income tax expense for the accrual of interest related to unrecognized tax benefits offset by a tax benefit related to the expiration of the statutes of limitations for various state jurisdictions.

The effective tax rate for the six months ended June 30, 2024 was an income tax provision of 25.5% on pretax income of $5.6 million compared to an income tax provision of 30.3% on pretax income of $0.7 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences and foreign tax credits, a change to our deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state jurisdictions and a foreign jurisdiction, and the settlement of a foreign income tax audit.

Cash flows for six months ended June 30, 2024 compared to the six months ended June 30, 2023

Operating Activities - For the six months ended June 30, 2024, cash flow provided by operating activities was $8.9 million compared to cash used in operating activities of $2.5 million for the same period in the prior year. Cash used by working capital was less than $0.1 million for the six months ended June 30, 2024 compared to cash used by working capital of $11.1 million for the same period in the prior year. Cash used by working capital in the six months ending June 30, 2024 is due to increases in accounts receivable and inventories offset by an increase in accounts payable.

Investing Activities - Cash used in investing activities was $6.8 million in the first six months of 2024, compared to $3.2 million used in investing activities in the same period a year ago. Cash used in investing activities was primarily related to cash payments for property and equipment purchases to support the rental business.

Financing Activities - Cash used in financing activities was $5.0 million for the six months ended June 30, 2024 which included a net reduction in working capital facilities of $2.0 million, a $1.1 million reduction in revolving credit in and note payments of $1.6 million. After equipment purchases, the cash generated from operating activities was used to pay down debt

Liquidity and Capital Resources

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At June 30, 2024, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $25 million against orders, invoices and bank overdrafts.

Cash, cash equivalents and restricted cash were $5.3 million and $9.5 million at June 30, 2024 and December 31, 2023. At June 30, 2024, the Company had global liquidity of approximately $33 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At June 30, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Credit Agreement with Amarillo National Bank ("Amarillo") directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00 and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar year, beginning June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES Item 3—Defaults Upon Senior Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	$—
February 1 - February 28, 2024	—	—	—	—
March 1 - March 31, 2024	8,841	6.40	—	56,603
April 1 - April 30, 2024	2,130	6.51	—	11,366
May 1 - May 31, 2024	—	—	—	—
June 1 - June 30 - 2024	1,934	5.76	—	11,140
	12,905	$6.13		79,109

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

August 7, 2024

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

August 7, 2024

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)