Form 10-Q
period 2024-09-30
Manitex International, Inc.
filed 2024-11-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, no par, outstanding at October 31, 2024 was 20,397,358

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2024 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Manitex entered into a definitive agreement (the “Merger Agreement”) on September 12, 2024 to be acquired by Tadano Ltd. in an all-cash transaction at an equity value of $122 million and total transaction value of $223 million, including outstanding debt (the “Merger”). Under the terms of the transaction, Manitex shareholders will receive $5.80 per share in cash. Upon completion of the transaction, Manitex’s shares will no longer trade on NASDAQ or any other public market.

The transaction was unanimously approved by Manitex’s Board of Directors and is expected to close early in the first quarter of 2025, subject to approval by Manitex shareholders, receipt of regulatory approvals and other customary closing conditions.

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995). These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in the section entitled “Item 1A. Risk Factors”:

•
the risk that the Merger may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of its common stock;
•
the failure to satisfy the conditions to the consummation of the Merger, including the approval of the Merger Agreement by the shareholders of the Company, and the receipt of certain governmental and regulatory approvals in a timely manner or at all or that such approvals may be subject to conditions that are not anticipated;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•
the risk that the Merger disrupts the Company’s current plans and operations and potential difficulties in the Company’s employee retention as a result of the Merger;

•
the outcome of any legal proceedings that may be instituted against the Company related to the merger Agreement or the Merger;
•
the risk that the Merger and its announcement could have an adverse effect on the ability of the Company to retain and hire key personnel and to maintain relationships with customers, vendors, employees, shareholders and other business partners and on its operating results and business generally;
•
risks related to disruption of management attention from ongoing business operations due to the Merger;
•
the risk that the Company’s business and/or Tadano’s business will be adversely impacted during the pendency of the acquisition;
•
risks related to financial community and rating agency perceptions of the Company or Tadano or their respective businesses, operations, financial condition and the industry in which they operate;

•
risks related to the potential impact of general economic, political and market factors on the Company, Tadano or the Merger;
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
•
increased product liability claims and other liabilities due to the nature of our business;
•
our success depends upon the continued protections of its trademarks and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights;
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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$4,246	$9,269
Cash – restricted	215	212
Trade receivables (net)	47,275	49,118
Other receivables	1,394	553
Inventory (net)	84,180	82,337
Prepaid expenses and other current assets	3,725	4,084
Total current assets	141,035	145,573
Total fixed assets net of accumulated depreciation of $35,000 and $29,751 at September 30, 2024 and December 31, 2023, respectively	51,696	49,560
Operating lease assets	7,344	7,416
Intangible assets (net)	9,897	12,225
Goodwill	37,551	37,354
Deferred tax assets	3,358	3,603
Total assets	$250,881	$255,731
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$44,012	$47,644
Accrued expenses	13,935	14,503
Related party payables	-	27
Revolving term credit facilities	1,820	2,185
Notes payable (net)	21,087	23,343
Current portion of finance lease obligations	670	605
Current portion of operating lease obligations	2,166	2,100
Customer deposits	2,155	2,384
Total current liabilities	85,845	92,791
Long-term liabilities
Revolving term credit facilities (net)	48,625	49,781
Notes payable (net)	13,727	16,249
Finance lease obligations (net of current portion)	2,272	2,777
Operating lease obligations (net of current portion)	5,177	5,315
Deferred tax liability	5,505	4,145
Other long-term liabilities	3,473	4,989
Total long-term liabilities	78,779	83,256
Total liabilities	164,624	176,047
Commitments and contingencies
Equity
Preferred stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock—no par value 25,000,000 shares authorized, 20,397,358 and 20,258,194 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	135,274	134,328
Additional paid in capital	5,670	5,440
Retained deficit	(61,782)	(65,982)
Accumulated other comprehensive loss	(3,675)	(4,169)
Equity attributable to shareholders of Manitex International, Inc.	75,487	69,617
Equity attributed to noncontrolling interest	10,770	10,067
Total equity	86,257	79,684
Total liabilities and equity	$250,881	$255,731

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$66,544	$71,331	$216,122	$212,736
Cost of sales	50,519	54,746	166,053	166,806
Gross profit	16,025	16,585	50,069	45,930
Operating expenses
Research and development costs	711	861	2,494	2,512
Selling, general and administrative expenses	9,894	10,545	32,138	32,342
Transaction costs	985	-	985	-
Total operating expenses	11,590	11,406	35,617	34,854
Operating income	4,435	5,179	14,452	11,076
Other income (expense)
Interest expense, net	(2,082)	(1,856)	(5,715)	(5,517)
Foreign currency transaction loss	(761)	(883)	(1,590)	(1,656)
Other income (expense)	35	196	52	(541)
Total other expense	(2,808)	(2,543)	(7,253)	(7,714)
Income before income taxes	1,627	2,636	7,199	3,362
Income tax expense	874	742	2,296	962
Net income	753	1,894	4,903	2,400
Net income attributable to noncontrolling interest	326	194	703	243
Net income attributable to shareholders of Manitex International, Inc.	$427	$1,700	$4,200	$2,157
Income per share
Basic	$0.02	$0.08	$0.21	$0.11
Diluted	$0.02	$0.08	$0.21	$0.11
Weighted average common shares outstanding
Basic	20,397,358	20,252,114	20,350,315	20,193,696
Diluted	20,397,358	20,254,830	20,384,585	20,196,255

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$753	$1,894	$4,903	$2,400
Other comprehensive income
Foreign currency translation gain (loss)	2,011	(1,134)	(494)	(439)
Total comprehensive income	2,764	760	4,409	1,961
Comprehensive income attributable to noncontrolling interest	326	194	703	243
Total comprehensive income attributable to shareholders of Manitex International, Inc.	$2,438	$566	$3,706	$1,718

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI Gain (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2023	20,258,194	$134,328	$5,440	$(65,982)	$(4,169)	$10,067	$79,684
Net income	—	—	—	2,283	—	148	2,431
Loss on foreign currency translation	—	—	—	—	(1,200)	—	(1,200)
Employee incentive plan issuance	66,700	428	(428)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(8,841)	(56)	—	—	—	—	(56)
Share-based compensation	—	—	633	—	—	—	633
Balance at March 31, 2024	20,316,053	$134,700	$5,645	$(63,699)	$(5,369)	$10,215	$81,492
Net income	—	—	—	1,490	—	229	1,719
Loss on foreign currency translation	—	—	—	—	(317)	—	(317)
Employee incentive plan issuance	78,310	551	(551)	—	—	—	—
Repurchase to satisfy withholding cancelled shares	(4,064)	(25)	—	—	—	—	(25)
Share-based compensation	—	—	360	—	—	—	360
Balance at June 30, 2024	20,390,299	$135,226	$5,454	$(62,209)	$(5,686)	$10,444	$83,229
Net income	—	—	—	427	—	326	753
Gain on foreign currency translation	—	—	—	—	2,011	—	2,011
Employee incentive plan issuance	8,368	53	(53)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(1,309)	(5)	—	—	—	—	(5)
Share-based compensation	—	—	269	—	—	—	269
Balance at September 30, 2024	20,397,358	$135,274	$5,670	$(61,782)	$(3,675)	$10,770	$86,257

Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income (loss)	-	-	-	53	-	(79)	(26)
Gain on foreign currency translation	-	-	-	-	673	-	673
Employee incentive plan issuance	62,402	410	(410)	-	-	-	-
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	-	-	-	-	(40)
Share-based compensation	-	-	766	-	-	-	766
Balance at March 31, 2023	20,161,811	$133,659	$4,622	$(73,285)	$(5,149)	$9,487	$69,334
Net income	-	-	-	404	-	128	532
Gain on foreign currency translation	-	-	-	-	22	-	22
Employee incentive plan issuance	83,820	589	(589)	-	-	-	-
Repurchase to satisfy withholding and cancelled shares	(1,875)	(9)	-	-	-	-	(9)
Share-based compensation	-	-	588	-	-	-	588
Balance at June 30, 2023	20,243,756	$134,239	$4,621	$(72,882)	$(5,127)	$9,615	$70,466
Net income	—	—	—	1,700	—	194	1,894
Loss on foreign currency translation		—	—	—	(1,134)	—	(1,134)
Employee incentive plan issuance	10,085	64	(64)	—	—	—	-
Repurchase to satisfy withholding and cancelled shares	(1,727)	(9)	—	—	—	—	(9)
Share-based compensation		—	457	—	—	—	457
Balance at September 30, 2023	20,252,114	$134,294	$5,014	$(71,182)	$(6,261)	$9,809	$71,674

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,903	$2,400
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,213	8,658
Changes in allowances for credit losses	31	79
Changes in inventory reserves	321	(207)
Deferred income taxes	1,593	(493)
Amortization of deferred debt issuance costs	17	34
Amortization of debt discount	39	57
Loss on forward currency contract	-	321
Loss (gain) on sale of assets	(548)	15
Share-based compensation	1,262	1,811
Adjustment to deferred gain on sales and lease back	(60)	(60)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,128	(3,350)
(Increase) decrease in other receivables	(807)	688
(Increase) decrease in inventory	(1,561)	(15,718)
(Increase) decrease in prepaid expenses and other assets	403	813
Increase (decrease) in accounts payables and related party payables	(4,343)	5,284
Increase (decrease) in accrued expenses	(566)	1,513
Increase (decrease) increase in other current liabilities	(255)	(1,192)
Increase (decrease) in other long-term liabilities	(1,583)	(481)
Net cash provided by operating activities	9,187	172
Cash flows from investing activities:
Purchase of property and equipment	(8,238)	(4,637)
Investment in intangible assets	-	(62)
Proceeds from sale of assets	989	422
Net cash used in investing activities	(7,249)	(4,277)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facilities	(1,533)	6,744
Net payments on working capital facilities	(1,621)	(2,859)
Note payments	(3,453)	(2,384)
Shares repurchased for income tax withholding on share-based compensation	(86)	(58)
Payments on finance lease obligations	(439)	(371)
Net cash provided by (used in) provided by financing activities	(7,132)	1,072
Net decrease in cash and cash equivalents	(5,194)	(3,033)
Effect of exchange rate changes on cash	174	(281)
Cash, cash equivalents and restricted cash at the beginning of the year	9,481	8,190
Cash, cash equivalents and restricted cash at end of period	$4,461	$4,876

(See Note 1 for Supplemental cash flow disclosures)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Merger Agreement with Tadano

On September 12, 2024, Manitex entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tadano Ltd. (“Tadano”) and Lift SPC Inc., a wholly owned subsidiary of Tadano (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Tadano. The Merger is an all-cash transaction at an equity value of $122 million and total transaction value of $223 million, including outstanding debt. Under the terms of the transaction, Manitex shareholders will receive $5.80 per share in cash. Upon completion of the transaction, Manitex’s shares will no longer trade on NASDAQ or any other public market.

The Merger Agreement contains customary representations, warranties and covenants of the Company, Tadano and Merger Sub. From the date of the Merger Agreement until the earlier of the effective time or termination of the Merger Agreement in accordance with its terms, the Company is required to, and to cause each of its subsidiaries to, conduct its business in all material respects in the ordinary course of business and to use commercially reasonable efforts to preserve substantially intact its current business organization and maintain relationships with its significant customers, suppliers and other persons with which it has significant business relations. Additionally, the Company may not, and shall cause its subsidiaries not to, take certain actions without Tadano’s consent, subject to certain exceptions.

The respective obligations of the Company, Tadano and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger Agreement by our shareholders, receipt of certain regulatory approvals, the absence of any legal prohibitions against the Merger by a governmental authority of competent jurisdiction and the accuracy of the representations and warranties of the parties set forth in the Merger Agreement, subject in most cases to “material adverse effect” qualifications. Additionally, each of the parties shall have performed in all material respects all obligations required to be performed by such party.

The Company may be required to pay Tadano a termination payment of $4.9 million in the event the Merger Agreement is terminated and the Merger abandoned if the Board changes its recommendation that the Company’s shareholders vote to approve the Merger Agreement, shareholders do not approve the Merger Agreement or other violations of the Merger Agreement occur.

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms and electrical industrial cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, energy distribution and infrastructure development, including roads, bridges and commercial construction and the tree care industry.

PM and Oil & Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 65-year history of technology and innovation, and a product range spanning more than 50 models. PM has an innovative line of 1.5 to 210 ton hydraulic articulated cranes serving the power generation, transmission and distribution industry, tree care and landscaping industry and mining and mineral industries. PM is also a manufacturer of truck-mounted and self-propelled aerial platforms with a diverse product line and an international client base. Truck mounted aerial work platforms are widely used in several diverse applications. High reach aerial work platforms are used in highway signage maintenance and construction, parking lot lighting applications, as well as telecommunication maintenance and upgrades. Medium reach aerial work platforms cover most retail shopping and commercial advertising. Larger capacity aerial work platforms are used as support vehicles to service and maintain equipment in mining applications. Cranes and aerial platforms are configured for tree management and removal, both manned and remote applications. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico. PM cranes are also distributed by the Company's subsidiary, Manitex Inc, in Georgetown, Texas.

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

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2024 and 2023 are as follows:

	Nine months ended September 30,
	2024	2023
Interest received in cash	$165	$140
Interest paid in cash	5,884	5,667
Income tax payments (refund) in cash	2,547	(1)
Recognition of right-of-use asset and right-of-use liability	1,419	3,547
Fixed asset purchases in account payable	241	204

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$4,246	$4,673
Restricted cash	215	203
Cash, cash equivalents and restricted cash at the end period	$4,461	$4,876

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $215 and $212 at September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $2,179 and $2,186 at September 30, 2024 and December 31, 2023, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

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

As of September 30, 2024 and December 31, 2023, accrued warranties were $2,017 and $2,038, respectively.

Advertising

Advertising costs are expensed as incurred and were $258 and $850 for the three and nine months ended September 30, 2024, respectively. Advertising costs were $271 and $890 for the three and nine months ended September 30, 2023, respectively.

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

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the Condensed Consolidated Statement of Operations over the requisite service period for each separately vesting tranche of awards.

3. Revenue Recognition

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$29,139	$33,771	$104,048	$98,866
Italy	9,538	10,032	28,465	38,040
Canada	5,874	6,120	18,391	19,055
Chile	3,622	5,988	11,372	11,843
United Kingdom	2,845	2,836	9,239	6,089
Argentina	2,992	2,505	7,566	4,828
Other	12,534	10,079	37,041	34,015
Total Revenue	$66,544	$71,331	$216,122	$212,736

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Boom trucks, knuckle boom cranes	$40,857	$41,224	$137,393	$126,595
Rentals	8,277	6,739	21,246	18,810
Part sales	6,333	7,083	19,303	19,942
Aerial platforms	4,160	8,203	17,812	25,301
Merchandise sales and other	1,668	883	3,753	2,921
Services	824	893	2,169	2,824
Other equipment	4,425	6,306	14,446	16,343
Total Revenue	$66,544	$71,331	$216,122	$212,736

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

The following table summarizes changes in customer deposits for the nine months ended September 30, as follows:

	September 30, 2024	September 30, 2023
Customer deposits January 1,	$2,384	$3,407
Additional customer deposits received where revenue has not yet been recognized	10,927	6,325
Revenue recognized from customer deposits	(11,129)	(7,428)
Effect of change in exchange rates	(27)	(84)
Total customer deposits	$2,155	$2,220

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

The company has no assets or liabilities classified as fair value measurements as of September 30, 2024 and as of December 31, 2023.

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

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

		Loss		Loss
Instruments	Location of gain recognized in Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Forward currency contract	Foreign currency transaction loss	$-	$(104)	$-	$(266)

During the three and nine months ended September 30, 2024 and 2023, there were no forward currency contracts designated as cash flow hedges. As such, all gains and losses related to forward currency contracts during the three and nine months ended September 30, 2024 and 2023 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2024	December 31, 2023
Raw materials and purchased parts, net	$52,620	$57,185
Work in process	8,040	7,014
Finished goods, net	23,520	18,138
Inventory, net	$84,180	$82,337

The Company has established reserves for obsolete and excess inventory of $7,101 and $7,721 as of September 30, 2024 and December 31, 2023, respectively.

7. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of September 30, 2024:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,724	$(16,769)	$955
Customer relationships	6	22,467	(17,898)	4,569
Trade names and trademarks	13	5,468	(3,192)	2,276
Software	3	237	(140)	97
Indefinite lived trade names	n/a	2,000	—	2,000
Total intangible assets, net				$9,897

Intangible assets and accumulated amortization by category as of December 31, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	1	$17,578	$(15,829)	$1,749
Customer relationships	8	22,338	(16,414)	5,924
Trade names and trademarks	14	5,469	(3,025)	2,444
Software	4	237	(104)	133
Indefinite lived trade names	n/a	1,975	—	1,975
Total intangible assets, net				$12,225

Amortization expense for intangible assets was $803 and $2,383 for the three and nine months ended September 30, 2024, respectively. Amortization expense for intangible assets was $793 and $2,349 for the three and nine months ended September 30, 2023, respectively.

Estimated amortization expense for the three months ending December 31, 2024 and twelve months for the next four years and subsequent years is as follows:

Amount
2024	$587
2025	1,754
2026	705
2027	521
2028	521
And subsequent	3,809
Total intangible assets currently to be amortized	7,897
Intangible assets with indefinite lives not amortized	2,000
Total intangible assets	$9,897

Changes in goodwill for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023
Balance January 1,	$37,354	$36,916
Goodwill for Rabern acquisition	-	(80)
Effect of change in exchange rates	197	239
Balance September 30,	$37,551	$37,075

The Company performed an impairment assessment as of December 31, 2023. No triggering events have been identified during the quarter ended September 30, 2024.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2024 and December 31, 2023, respectively:

	2024	2023
Rental fleet	$47,683	$42,380
Machinery and equipment	12,836	11,692
Buildings	8,690	8,602
Finance lease - building	4,606	4,606
Land	3,527	3,484
Leasehold improvements	2,559	2,211
Construction in progress	80	108
Motor vehicles	1,908	1,801
Computer equipment	1,304	1,489
Furniture and fixtures	3,503	2,938
Totals	86,696	79,311
Less: accumulated depreciation	(31,624)	(26,721)
Less: accumulated depreciation - finance lease	(3,376)	(3,030)
Net property and equipment	$51,696	$49,560

Depreciation expense for the three and nine months ended September 30, 2024 and was $1,965 and $5,830 respectively. Depreciation expense for the three and nine months ended September 30, 2023 as $1,942 and $6,309, respectively.

9. Accrued Expenses

Accrued expenses consist of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Accrued payroll and benefits	5,273	$5,526
Accrued warranty	2,017	2,038
Accrued vacation	1,992	1,961
Accrued income tax and other taxes	1,537	2,505
Accrued legal settlement	580	870
Accrued expenses-other	2,536	1,603
Total accrued expenses	$13,935	$14,503

10. Accrued Warranty

The following table summarizes the changes in product warranty liability:

	For the nine months ended
	September 30,
	2024	2023
Balance January 1,	$2,038	$1,916
Provision for warranties issued during the year	2,262	1,573
Warranty services provided	(2,289)	(1,590)
Foreign currency translation	6	(9)
Balance September 30,	$2,017	$1,890

11. Credit Facilities and Debt

Debt is summarized as follows:

	September 30, 2024	December 31, 2023
U.S. Credit Facilities	$50,445	$51,990
U.S. Term Loan	11,182	12,824
Italy Group Short-Term Working Capital Borrowings	16,519	17,854
Italy Group Term Loan	7,157	7,992
Other	-	961
Total debt	85,302	91,621
Less: Debt issuance costs	(43)	(63)
Debt, net of issuance costs	$85,259	$91,558

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

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At September 30, 2024 and December 31, 2023, the Company had $50,445 and $51,990 in borrowings under the revolving credit facilities and $11,182 and $12,824 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of September 30, 2024.

PM Group Short-Term Working Capital Borrowings

At September 30, 2024 and December 31, 2023, PM Group had demand credit and overdraft facilities at PM Group and can borrow up to $25,130 and $25,882 for advances against invoices, letters of credit and bank overdrafts. As of September 30, 2024 and December 31, 2023, the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points or 3-month Euribor plus 450 basis points.

At September 30, 2024 and December 31, 2023, PM Group's outstanding working capital borrowings are $16,445 and $17,678, respectively.

Valla Short-Term Working Capital Borrowings

At September 30, 2024 and December 31, 2023, respectively, Valla had demand credit and overdraft facilities. Under the facilities, Valla can borrow up to $399 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders of 1.67% at September 30, 2024 and 1.67% - 12% at December 31, 2023. At September 30, 2024 and December 31, 2023, the banks had advanced Valla $74 and $176, respectively.

PM Group Term Loans

At September 30, 2024 and December 31, 2023, respectively, PM Group has a $4,196 and $4,673 term loan that requires fixed principal payments and a balloon payment. The loan is secured by PM Group’s common stock. The interest rate for this term loan is a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and a balloon payment of $2,944 due in 2026.

The PM group term loan contains an excess cash sweep provision such that if the net financial debt to EBITDA ratio for the year achieves a certain threshold, PM is required to make an additional cash payment to the lenders to be applied to the principal and interest. For the year ending December 31, 2023, the threshold was achieved and PM made a principal payment of approximately $900 in July 2024.

At September 30, 2024 and December 31, 2023, PM Group has unsecured borrowings totaling $2,860 and $3,197, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable until the end of 2025.

As of September 30, 2024 and December 31, 2023, the PM Group has a loan in Romania in the amount of $98 and $122, respectively, with a fixed interest of 2.75% rate maturing in 2027.

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

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$7,344	$7,416
Financing lease assets	Fixed assets, net	1,318	1,612
Total leased assets		$8,662	$9,028
Liabilities
Current
Operating	Current liabilities	$2,166	$2,100
Financing	Current liabilities	670	605

Non-current
Operating	Non-current liabilities	5,177	5,315
Financing	Non-current liabilities	2,272	2,777
Total lease liabilities		$10,285	$10,797

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease costs	Operating lease assets	$497	$597	$1,634	$1,703
Finance lease cost
Amortization of leased assets	Amortization	98	91	296	273
Interest on lease liabilities	Interest expense	95	112	298	347
Lease cost		$690	$800	$2,228	$2,323

	Three months ended September 30,		Nine months ended September 30,
Other Information	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$497	$597	$1,634	$1,703
Operating cash flows from finance leases	95	112	293	347
Financing cash flows from finance leases	151	127	439	371
Total Other	$743	$836	$2,366	$2,421

Future principal minimum lease payments for the period ending September 30, 2024 for the next five years and subsequent years are:

	Operating Leases	Finance Leases
2024	$625	$252
2025	2,213	996
2026	2,103	1,018
2027	1,177	1,049
2028	647	356
2029	525	-
And subsequent	1,477	-
Total undiscounted lease payments	8,767	3,671
Less interest	(1,424)	(729)
Total liabilities	7,343	2,942
Less current maturities	(2,166)	(670)
Non-current lease liabilities	$5,177	$2,272

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

13. Income Taxes

For the three months ended September 30, 2024, the Company recorded an income tax provision of $874, which includes a discrete income tax expense of $4. The calculation of the overall income tax provision for the three months ended September 30, 2024 consists of domestic and foreign income taxes. For the three months ended September 30, 2023, the Company recorded an income tax provision of $742, which includes a discrete income tax expense of $1. The calculation of the overall income tax provision for the three months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete tax income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2024 was an income tax provision of 53.7% on pretax income of $1,627 compared to an income tax provision of 28.1% on pretax income of $2,636 in the comparable prior period. The effective tax rate for the three months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences including nondeductible expenses, foreign tax credits, a change to the deferred tax liability related to an investment in a subsidiary, and a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions.

For the nine months ended September 30, 2024, the Company recorded an income tax provision of $2,296, which includes a discrete income tax benefit of $415. The calculation of the overall income tax provision for the nine months ended September 30, 2024, primarily consists of domestic and foreign taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state and foreign jurisdictions and the settlement of a foreign income tax audit. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $962, which includes a discrete income tax benefit of $14. The calculation of the overall income tax provision for the nine months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2024 was an income tax provision of 31.9% on pretax income of $7,199 compared to an income tax provision of 28.6% on pretax income of $3,362 in the comparable prior period. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences including nondeductible expenses, foreign tax credits, a change to the deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state and foreign jurisdictions, and the settlement of a foreign income tax audit.

The Company’s total unrecognized tax benefits as of September 30, 2024 and September 30, 2023 were approximately $2.2 million and $2.8 million respectively.

14. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$753	$1,894	$4,903	$2,400
Net income attributable to noncontrolling interest	326	194	703	243
Net income attributable to shareholders of Manitex International, Inc.	$427	$1,700	$4,200	$2,157

Income per share
Basic
Net income	$0.04	0.09	$0.24	$0.12
Net income attributable to shareholders of Manitex International, Inc.	$0.02	0.08	$0.21	$0.11
Diluted
Net income	$0.04	0.09	$0.24	$0.12
Net income attributable to shareholders of Manitex International, Inc.	$0.02	0.08	$0.21	$0.11

Weighted average common shares outstanding
Basic	20,397,358	20,252,114	20,350,315	20,193,696

Diluted
Basic	20,397,358	20,252,114	20,350,315	20,193,696
Dilutive effect of restricted stock units and stock options	—	2,716	34,270	2,559
Dilutive	20,397,358	20,254,830	20,384,585	20,196,255

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	September 30,
	2024	2023
Unvested restricted stock units	262,884	262,989
Options to purchase common stock	213,437	213,437
	476,321	476,426

15. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plans vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the nine months ended September 30, 2024.

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 2, 2024	Director	14,000	$113,540
January 12, 2024	Employee	891	5,794
February 1, 2024	Employee	1,089	6,679
March 7, 2024	Director	15,000	77,250
March 7, 2024	Employee	19,800	101,970
March 8, 2024	Employee	15,920	123,062
April 1, 2024	Employee	7,110	36,617
April 2, 2024	Director	10,000	63,900
April 11, 2024	Employee	33,000	250,800
June 2, 2024	Director	15,000	106,050
June 2, 2024	Employee	13,200	93,323
July 1, 2024	Employee	8,368	53,472
		153,378	$1,032,457

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2024:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 7, 2024	4,568	$6.47
March 8, 2024	4,273	$6.33
April 1, 2024	2,130	$6.51
June 2, 2024	1,934	$5.76
July 1, 2024	1,309	$4.04
	14,214

Restricted Stock Awards

The following table contains information regarding restricted stock units through September 30, 2024:

September 30, 2024
Outstanding on January 1, 2024	258,888
Units granted during the period	159,700
Vested and issued	(139,164)
Vested-issued and repurchased for income tax withholding	(14,214)
Forfeited	(2,326)
Outstanding on September 30, 2024	262,884

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $254 and $966 for the three and nine months ended September 30, 2024, respectively and $215 and $856 for the three and nine months ended September 30, 2023, respectively. Additional compensation expense related to restricted stock units will be $251, $652 and $281 or the remainder of 2024, 2025 and 2026, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions awards was $2.2 million calculated by using the Monte Carlo simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $25 and $256 for the three and nine months ended September 30, 2024, respectively. Compensation expense related to restricted stock units was $208 and $820 for the three and nine months ended September 30, 2023, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $7.60 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to Mr. Coffey's stock options was $12 and $55 for the three and nine months ended September 30, 2024. Additional compensation expense related to Mr. Coffey’s options will be $12and $13 for the remainder of 2024 and 2025, respectively.

On May 1, 2023, 16,000 stock options were granted to employees at $5.18 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to these stock options was $4 and $12 for the three and nine months ended September 30, 2024. Additional compensation expense related to these stock options will be $4, $15 and $5 for the remainder of 2024, 2025, and 2026, respectively.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2024, the Company has a remaining obligation under these agreements to pay the plaintiffs $580 without interest in 7 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

As of September 30, 2024 and December 31, 2023, the Company had accounts payable with related parties as shown below:

		September 30, 2024	December 31, 2023
Accounts Receivable	Giuffre Bros (4)	$48	-
Total Accounts Receivable		$48	$-

Accounts Payable	Terex (1)	$-	$27
Total Accounts Payable		$-	$27

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Rent paid:	Rabern Facility (3)	$242	$242	$728	$675

Sales to:	Terex (1)	$-	$10	$11	$137
	Giuffre Bros (4)	927	$—	$927	$—
	Tadano (2)	-	11	11	73
Total Sales		$927	$21	$949	$210

Purchases from:	Terex (1)	$-	$32	$1,401	$67
	Tadano (2)	$-	—	—	7
Total Purchases		$-	$32	$1,401	$74

(1)
Terex was a significant shareholder of the Company and conducts business with the Company in the ordinary course of business. On October 8, 2024 Terex filed a Schedule 13G/A that it is no longer a shareholder as of June 6, 2024.
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
(4)
As of July 2024, a Board Member of the Company is an investor of Giuffre Bros, a US dealer of Manitex.

As described further in Note 1 (Nature of Operations and Basis of Presentation), Manitex entered into the Merger Agreement with Tadano on September 12, 2024. The Merger is an all-cash transaction at an equity value of $122 million and total transaction value of $223 million, including outstanding debt. Under the terms of the transaction, Manitex shareholders will receive $5.80 per share in cash. Upon completion of the transaction, Manitex’s shares will no longer trade on NASDAQ or any other public market.

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues
Lifting Equipment	$57,283	$63,738	$191,122	$191,114
Rental Equipment	9,261	7,593	25,000	21,622
Total revenue	$66,544	$71,331	$216,122	$212,736
Operating income
Lifting Equipment	$2,239	$4,300	$9,755	$9,319
Rental Equipment	2,196	879	4,697	1,757
Total operating income	$4,435	$5,179	$14,452	$11,076
Total assets
Lifting Equipment	$184,665	$183,114	$184,665	$183,114
Rental Equipment	66,216	64,009	66,216	64,009
Total assets	$250,881	$247,123	$250,881	$247,123
Depreciation and amortization
Lifting Equipment	$1,230	$1,261	$3,607	$3,435
Rental Equipment	1,538	1,475	4,606	5,223
Total depreciation and amortization	$2,768	$2,736	$8,213	$8,658
Capital expenditures
Lifting Equipment	$347	$656	$1,550	$1,668
Rental Equipment	762	475	6,688	2,969
Total capital expenditures	$1,109	$1,131	$8,238	$4,637

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$19,878	$9,261	$29,139	$26,178	$7,593	$33,771
Italy	9,538	—	9,538	10,032	—	10,032
Canada	5,874	—	5,874	6,120	—	6,120
Chile	3,622	—	3,622	5,988	—	5,988
United Kingdom	2,845	—	2,845	1,608	—	1,608
Argentina	2,992	—	2,992	2,836	—	2,836
Other	12,534	—	12,534	10,976	—	10,976
Total	$57,283	$9,261	$66,544	$63,738	$7,593	$71,331

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$79,048	$25,000	$104,048	$77,244	$21,622	$98,866
Italy	28,465	—	28,465	38,040	—	38,040
Canada	18,391	—	18,391	19,055	—	19,055
Chile	11,372	—	11,372	11,843	—	11,843
United Kingdom	9,239	—	9,239	6,089	—	6,089
Argentina	7,566	—	7,566	4,828	—	4,828
Other	37,041	—	37,041	34,015	—	34,015
Total	$191,122	$25,000	$216,122	$191,114	$21,622	$212,736

Note 19. Subsequent Information

None.

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

Backlog

The Company’s backlog was approximately $97 million and $170 million at September 30, 2024 and December 31, 2023, respectively.

Merger Agreement with Tadano

On September 12, 2024, Manitex entered into the Merger Agreement with Tadano and Merger Sub. The Merger is an all-cash transaction at an equity value of $122 million and total transaction value of $223 million, including outstanding debt. Under the terms of the transaction, Manitex shareholders will receive $5.80 per share in cash. Upon completion of the transaction, Manitex’s shares will no longer trade on NASDAQ or any other public market. See Note 1 (Nature of Operations and Basis of Presentation) in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Merger Agreement and the Merger.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues	$66,544	$71,331	$(4,787)	(6.7)%
Cost of sales	50,519	54,746	(4,227)	(7.7)
Gross profit	16,025	16,585	(560)	(3.4)
Operating expenses
Research and development costs	711	861	(150)	(17.5)
Selling, general and administrative expenses	9,894	10,545	(651)	(6.2)
Transaction costs	985	-	985	n/m
Total operating expenses	11,590	11,406	184	1.6
Operating income	4,435	5,179	(744)	(14.4)
Other income
Interest expense, net	(2,082)	(1,856)	(226)	12.2
Foreign currency transaction loss	(761)	(883)	122	(13.8)
Other income	35	196	(161)	(82.2)
Total other expense	(2,808)	(2,543)	(265)	10.4
Income before income taxes	1,627	2,636	(1,009)	(38.3)
Income tax expense	874	742	132	17.8
Net income	753	1,894	(1,141)	(60.3)
Net income attributable to noncontrolling interest	326	194	132	67.6
Net income attributable to shareholders of Manitex International, Inc.	$427	$1,700	$(1,273)	(74.9)%

n/m = not meaningful

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Revenues and gross profit — Net revenues decreased $4.8 million or 6.7% to $66.5 million for the three months ended September 30, 2024 compared with $71.3 million for the comparable period in 2023. The decrease in revenues is primarily due to a decrease in aerial platform and chassis sales partially offset by an increase in rental revenue.

Gross profit decreased $0.6 million to $16.0 million for the three months ended September 30, 2024 from $16.6 million for the comparable period in 2023. The decrease in gross profit in 2024 is attributable to lower sales, offset by lower material costs driven by supply chain initiatives and increased contribution from the rental segment. As a result of these factors, the gross margin percentage was 24.1% for the three months ended September 30, 2024 as compared with 23.3% for the prior year.

Research and development — Research and development expense was $0.7 million for the three months ended September 30, 2024 compared to $0.9 million for the same period in 2023. The Comp28any’s research and development spending reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage, with the costs generated particularly in the PM and Valla business units.

Selling, general and administrative expense — SG&A expense for the three months ended September 30, 2024, was $9.9 million compared to $10.5 million for the comparable period in 2023. SG&A expense decreased by $0.7 million due to lower stock compensation, salary expenses and insurance in 2024.

Transaction costs — Transaction costs for the three months ended September 30, 2024 was $1.0 million, related to professional fees and other costs incurred during the period related to due diligence and other costs of the proposed Merger.

Interest expense, net — Interest expense was $2.1 million for the three months ended September 30, 2024 compared with $1.9 million for the comparable period in 2023 . The increase is driven by higher utilization of working capital facilities.

Foreign currency transaction losses — For the three and nine months ended September 30, 2024, the Company had foreign currency losses of $0.8 million, compared with a loss of $0.9 million for the comparable period in 2023. A substantial portion of the loss relates to changes in the Argentinean peso.

Other income (expense) — Other income was less than $0.1 million for the three months ended September 30, 2024 compared with other income of $0.2 million for the same period in 2023.

Income taxes —For the three months ended September 30, 2024, the Company recorded an income tax provision of $0.9 million, which includes a discrete income tax expense of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2024 primarily consists of domestic and foreign income taxes. For the three months ended September 30, 2023, the Company recorded an income tax provision of $0.7 million, which includes a discrete income tax expense of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete tax income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2024 was an income tax provision of 53.7% on pretax income of $1.6 million compared to an income tax provision of 28.1% on pretax income of $2.6 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences including nondeductible expenses, foreign tax credits, a change to the deferred tax liability related to an investment in a subsidiary, and a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenues	$216,122	$212,736	$3,386	1.6%
Cost of sales	166,053	166,806	(753)	(0.5)
Gross profit	50,069	45,930	4,139	9.0
Operating expenses
Research and development costs	2,494	2,512	(18)	(0.7)
Selling, general and administrative expenses	32,138	32,342	(204)	(0.6)
Transaction costs	985	-	985	n/m
Total operating expenses	35,617	34,854	763	2.2
Operating income	14,452	11,076	3,376	30.5
Other income
Interest expense, net	(5,715)	(5,517)	(198)	3.6
Foreign currency transaction loss	(1,590)	(1,656)	66	(4.0)
Other income (expense)	52	(541)	593	(109.8)
Total other expense	(7,253)	(7,714)	461	(6.0)
Income before income taxes	7,199	3,362	3,837	114.1
Income tax expense	2,296	962	1,334	138.7
Net income	4,903	2,400	2,503	104.3
Net income attributable to noncontrolling interest	703	243	460	189.4
Net income attributable to shareholders of Manitex International, Inc.	$4,200	$2,157	$2,043	94.7%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Revenues and gross profit - Net revenues increased $3.4 million or 1.6% to $216.1 million for the nine months ended September 30, 2024 compared to $212.7 million for the comparable period in 2023. The increase in revenue is primarily due to increased manufacturing throughput in North America, a modest increase in rental revenues, partially offset by a decline in aerial platform and chassis sales.

Gross profit increased $4.1 million to $50.1 million for nine months ended September 30, 2024 from $45.9 million for the comparable period in 2023. The increase in gross profit in 2024 is attributable to increased manufacturing throughout, lower material costs driven by supply chain initiatives and increased contribution from the rental segment. As a result of these factors, the gross margin percentage was 23.2% for nine months ended September 30, 2024 as compared with 21.6% for the prior year.

Research and development — Research and development expense was $2.5 million for the nine months ended September 30, 2024 consistent with $2.5 million for the same period in 2023. The Company’s research and development spending reflects our continued commitment to develop and introduce new products which gives the Company a competitive advantage. The costs are primarily generated in the PM and Valla business units.

Selling, general and administrative expense — SG&A expense for the nine months ended September 30, 2024 was $32.1 million compared to $32.3 million for the comparable period in 2023. SG&A expense included an increase in salary expense and property tax offset by a decrease in trade show and stock compensation expenses compared with 2023.

Transaction costs — Transaction costs for the nine months ended September 30, 2024 were $1.0 million, related to professional fees and other costs incurred during the period related to due diligence and other costs relating to the proposed Merger.

Interest expense, net —Interest expense was $5.7 million for the nine months ended September 30, 2024 compared with $5.5 million for the comparable period in 2023 as the increase is driven by higher utilization of working capital facilities.

Foreign currency transaction losses — For the nine months ended September 30, 2024, the Company had a foreign currency loss of $1.6 million, consistent with a loss of $1.7 million for the comparable period in 2023. A substantial portion of the loss relates to changes in the Argentinean peso.

Other income — Other income was less than $0.1 million for the nine months ended September 30, 2024 compared with other expense of $0.5 million for the same period in 2023. The expense in 2023 relates to a pension settlement obligation of $0.5 million related to the termination of services provided by union members and $0.2 million of legal settlement charges.

Income taxes — For the nine months ended September 30, 2024, the Company recorded an income tax provision of $2.3 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the nine months ended

September 30, 2024, primarily consists of domestic and foreign taxes offset by a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state and foreign jurisdictions and the settlement of a foreign income tax audit. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $0.9 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the nine months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2024 was an income tax provision of 31.9% on pretax income of $7.2 million compared to an income tax provision of 28.6% on pretax income of $3.4 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily due to income taxed in domestic and foreign jurisdictions at varying tax rates, permanent differences including nondeductible expenses, foreign tax credits, a change to the deferred tax liability related to an investment in a subsidiary, a partial valuation allowance in the U.S. and Italy as well as a valuation allowance in certain foreign jurisdictions, and a discrete income tax benefit for a reduction in unrecognized tax benefits related to the expiration of the statutes of limitations in various state and foreign jurisdictions, and the settlement of a foreign income tax audit.

Cash flows for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Operating Activities - For the nine months ended September 30, 2024, cash flow provided by operating activities was $9.2 million compared to $0.2 million for the same period in the prior year. Cash used by working capital was $3.8 million for the nine months ended September 30, 2024 compared to cash used by working capital of $14.1 million for the same period in the prior year. Cash used by working capital for the nine months ended September 30, 2024 is due to decreases in accounts payable, an increase in inventories offset by a decrease in accounts receivable.

Investing Activities - Cash used in investing activities was $7.2 million for the first nine months ended September 30, 2024 compared to $4.3 million used in investing activities in the same period a year ago. Cash used in investing activities was primarily related to cash payments for property and equipment purchases to support the rental business partially offset by proceeds from the sale of assets.

Financing Activities - Cash used in financing activities was $7.1 million for the nine months ended September 30, 2024 which included a net reduction in working capital facilities of $1.6 million, a $1.5 million reduction in revolving credit and note payments of $3.5 million.

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At September 30, 2024, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $25 million against orders, invoices and bank overdrafts.

Cash, cash equivalents and restricted cash were $4.5 million and $9.5 million at September 30, 2024 and December 31, 2023. At September 30, 2024, the Company had global liquidity of approximately $30 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At September 30, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the other information in this Quarterly Report on Form 10-Q, including the Company’s unaudited condensed consolidated financial statements and the related notes, as well as the Company’s other public filings with the SEC, before deciding to invest in the Company’s common stock. The occurrence of any of the events described herein or therein could harm the Company’s business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of the Company’s common stock could decline, and you may lose all or part of your investment. In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the following risks are related to the proposed Merger:

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving the requisite shareholder approvals and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our shareholders would be exposed to additional risks, including, but not limited to:

• to the extent that the current trading price of our common stock reflects an assumption that the Merger will be completed, the trading price of our common stock could decrease;

• investor confidence in us could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel;

• we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;

• any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and

• the requirement that we pay a termination fee to Tadano under certain circumstances.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is delayed or not completed, the trading price of our common stock may decline, including to the extent that the current trading price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Tadano. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee to Tadano of $4.9 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the trading price of our common stock.

While the Merger Agreement is in effect, we are subject to certain interim covenants, which may disrupt our plans and operations.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Uncertainties relating to the Merger could impact our relationships with customers, employees and other third parties, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and trading price of our common stock.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Tadano has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Tadano. Under the Merger Agreement, we became subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

If the Merger is consummated, our shareholders, other than affiliates of Tadano, will not be able to participate in any further upside to our business.

If the Merger is consummated, our shareholders will receive $5.80 in cash per share of common stock owned by them without interest and subject to applicable tax withholding, other than shares owned by the Company, Tadano and Merger Sub, and other than affiliates of Tadano, our shareholders will not receive any equity interests of Tadano. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration for their shares of common stock and, other than affiliates of Tadano, will not receive any benefit from any future performance of our business following the Merger.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	$—
February 1 - February 28, 2024	—	—	—	—
March 1 - March 31, 2024	8,841	6.40	—	56,603
April 1 - April 30, 2024	2,130	6.51	—	11,366
May 1 - May 31, 2024	—	—	—	—
June 1 - June 30 - 2024	1,934	5.76	—	11,140
July 1 - July 31, 2024	1,309	4.04	—	5,288
August 1 - August 31, 2024	—	—	—	—
September 1 - September 30, 2024	—	—	—	—
	14,214	$5.94		84,397

Item 3—Default Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1†

Agreement and Plan of Merger, dated as of September 12, 2024, by and among Tadano Ltd., Lift SPC Inc. and Manitex International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2024).

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

* Filed herewith

** Furnished herewith

† The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or documents so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2024

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)